Form 10QSB
period 1999-03-31
BETHURUM LABORATORIES INC
filed 1999-05-17
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-25167
                                       ------

                    BETHURUM LABORATORIES, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

        UTAH                                               76-0050046
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     6371 Richmond, #200
                     Houston, Texas 77057
                   -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (713) 266-8005

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                March 31, 1999

                          Common - 3,507,500 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                        BETHURUM LABORATORIES, INC.
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS

                                   March 31,          December 31,
                                     1999                1998
CURRENT ASSETS

  Cash                              $      -        $       -

     Total Current Assets                  -                -

     TOTAL  ASSETS                         -        $       -


     LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                  $ 16,916         $    15,711

      Total Liabilities               16,916              15,711

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000
   common shares at $0.001 par value;
   3,507,500 shares issued and
   outstanding                         3,508               3,508
  Additional paid-in capital          22,845              22,425
  Deficit accumulated during
   development stage                 (43,269)            (41,644)

     Total Stockholders' Equity
     (Deficit)                       (16,916)            (15,711)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT) $     -            $      -

                        BETHURUM LABORATORIES, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                                           From
                                                       Inception on
                                                         April 22,
                           For the Three Months Ended  1983 Through
                                   March 31,              March 31,
                               1999         1998           1999
REVENUES                $    -           $    -        $    -

EXPENSES

  General and
  administrative           1,625              373        41,161

     Total Expenses        1,625              373        41,161

 LOSS FROM OPERATIONS     (1,625)            (373)      (41,161)

OTHER EXPENSE

  Interest expense           -                (72)       (2,108)

     Total Other Expense     -                (72)       (2,108)

NET LOSS               $  (1,625)       $    (445)    $ (43,269)

WEIGHTED AVERAGE
 LOSS PER SHARE        $   (0.00)       $   (0.00)

                        BETHURUM LABORATORIES, INC.
                          (A Development Company)
               Statements of Stockholders' Equity (Deficit)
           From Inception on April 22, 1983 to March 31, 1999
                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                  Common Stock      Paid-in   Development
                               Shares     Amount    Capital      Stage
Balance on inception               -       $  -     $  -       $   -

Issuance of common stock for
 cash at inception at
 approximately
 $.005 per share                  300,000      300    1,200        -

Issuance of common stock for
 services at $0.01 per share    2,500,000    2,500   12,500        -

Common stock issued during
 reorganization agreement      10,000,000   10,000  (10,000)       -

Cancellation of common stock
 from divestiture agreement    (9,750,000)  (9,750)   9,750        -

Net loss from inception to
  December 31, 1986                -           -        -      (18,049)

Balance, December 31, 1986      3,050,000    3,050   13,450    (18,049)

Net loss for the year
  ended December 31, 1987          -           -        -         (124)

Balance, December 31, 1987      3,050,000    3,050   13,450    (18,173)

Net loss for the year
  ended December 31, 1988          -           -        -         (134)

Balance, December 31, 1988      3,050,000    3,050   13,450    (18,307)

Net loss for the year
  ended December 31, 1989          -           -        -         (144)

Balance, December 31, 1989      3,050,000    3,050   13,450    (18,451)

Net loss for the year
  ended December 31, 1990          -           -        -         (156)

Balance, December 31, 1990      3,050,000    3,050   13,450    (18,607)

Net loss for the year
 ended December 31, 1991           -           -        -         (169)

Balance, December 31, 1991      3,050,000    3,050   13,450    (18,776)

Net loss for the year
 ended December 31, 1992           -           -        -         (182)

Balance, December 31, 1992      3,050,000    3,050   13,450    (18,958)

Net loss for the year
 ended December 31, 1993           -           -        -         (196)

Balance, December 31, 1993      3,050,000    3,050   13,450    (19,154)

Net loss for the year
 ended December 31, 1994           -           -        -         (213)

Balance, December 31, 1994      3,050,000    3,050   13,450    (19,367)

Net loss for the year
 ended December 31, 1995           -           -        -         (229)


Balance, December 31, 1995      3,050,000    3,050   13,450    (19,596)

Expenses paid on the Company's
 behalf                            -           -        473        -

Net loss for the year
 ended December 31, 1996           -           -        -       (6,385)

Balance, December 31, 1996      3,050,000    3,050   13,923    (25,981)

Expenses paid on the
 Company's behalf                  -           -      3,167        -

Net loss for the year
 ended December 31, 1997           -           -        -         (422)

Balance, December 31, 1997      3,050,000  $ 3,050  $17,090 $  (26,403)

Expenses paid on the Company's
 behalf                            -           -      1,218        -

Common stock issued for services
 at $0.01 per share               457,500      458    4,117        -

Net loss for the year ended
 December 31, 1998                 -           -        -      (15,241)

Balance, December 31, 1998      3,507,500  $ 3,508  $22,425 $  (41,644)

Net loss for the three months
ended March 31, 1999(unaudited)    -           -        -       (1,625)

Balance, March 31, 1999
(unaudited)                     3,507,500  $ 3,508  $22,425 $  (43,269)

                        BETHURUM LABORATORIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                           From
                                                       Inception on
                                                         April 22,
                           For the Three Months Ended  1983 Through
                                    March 31,            March 31,
                               1999         1998           1999
CASH FLOWS FROM
OPERATING ACTIVITIES

  Net loss              $  (1,625)       $    (445)    $    (43,269)
  Adjustments to
  reconcile net loss in
  operating activities:
   Common stock issued
   for services                 -              -              4,575
   Increase (decrease) in
   accounts payable         1,205              445           16,916

      Net Cash Used by
      Operating Activities   (420)             -            (21,778)

CASH FLOWS FROM INVESTING
ACTIVITIES                    -                -                -

CASH FLOWS FROM FINANCING
ACTIVITIES

  Issuance of common stock    -                -             16,500
  Additional paid-in
  capital                     420              -              5,278

      Net Cash Provided by
      Financing Activities    420              -             21,778

NET INCREASE (DECREASE)
IN CASH                       -                -                -

CASH AT BEGINNING OF PERIOD   -                -                -

CASH AT END OF PERIOD    $    -            $   -           $    -

CASH PAID FOR:

     Interest            $    -            $   -           $    -
     Income taxes        $    -            $   -           $    -

                        BETHURUM LABORATORIES, INC.
                       (A Development Stage Company)
                      Notes the Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     The financial statements presented are those of Bethurum Laboratories, Inc., a development stage company. The Company was incorporated in the State of Utah on April 22, 1983 under the name Lion Resources, Inc. The Company was incorporated for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases.

     On October 24, 1983, the Company acquired 100% of the outstanding stock of Bethurum Laboratories, Inc. (a Texas corporation) (BLI) through the issuance of 10,000,000 shares of its restricted common stock. In connection with the acquisition, the Company changed its name to Bethurum Laboratories, Inc. on October 27, 1983. In January 1985, the acquisition agreement was canceled due to non-performance of BLI. Ownership of BLI was returned to its former shareholders, and the shares issued by the Company in connection with the acquisition were canceled with the exception of 250,000 shares which were not returned.

     On October 24, 1983 and in conjunction with the reorganization agreement the Company's shareholders approved a forward split agreement, whereby the outstanding common shares were exchanged at a rate of 1.6667 shares for every 1 share outstanding. This increased the outstanding shares to 2,500,000 immediately prior to the reorganization agreement. All references to shares outstanding and loss per share have been retroactively restated to restate the forward stock split.

     b.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

     c.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

     d.  Provision for Taxes

     At March 31, 1999, the Company had net operating loss carryforwards of approximately $43,300 that may be offset against future taxable income from the year 1998 through 2014. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused, therefore the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

     e.  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     f.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     g.  Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 -  GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the last quarter or the two most recent calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
commercial lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such acquisition.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years.

     At March 31, 1999, the Company had $0 in assets and $16,916 in liabilities. The Company had no revenues for the three months ended March 31, 1999 and 1998, with $1,625 and $445 in expenses, for net losses of ($1,625) and ($445).

Liquidity
---------

     At March 31, 1999, the Company had no current assets, with total current liabilities of $16,916. Total stockholder's equity was ($16,916). A stockholder contributed to capital in 1998 $1,218.

Year 2000.
---------

            Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BETHURUM LABORATORIES, INC.

Date: 5/17/99                            By /s/William A. Silvey, Jr.
                                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 5/17/99                            By /s/ W. Scott Thompson
                                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                              BETHURUM LABORATORIES, INC.

Date: 5/17/99                             By /s/William A. Silvey, Jr.
                                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 5/17/99                             By /s/ W. Scott Thompson
                                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary