Form 10QSB
period 1999-06-30
BETHURUM LABORATORIES INC
filed 1999-08-16
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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

                                June 30, 1999

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

                  BETHURUM LABORATORIES, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              June 30, 1999 and December 31, 1998

                  BETHURUM LABORATORIES, INC.
                 (A Development Stage Company)
                         Balance Sheets
                              ASSETS

                                                 June 30,       December 31,
                                                  1999             1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $             -      $        -

  Total Current Assets                                 -               -

  TOTAL ASSETS                           $             -      $        -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $             14,613 $    15,711

  Total Liabilities                                    14,613      15,711

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: authorized 100,000,000
  common shares at $0.001 par value;
  3,507,500 shares issued and outstanding               3,508       3,508
 Additional paid-in capital                            25,416      22,425
 Deficit accumulated during development stage         (43,537)    (41,644)

  Total Stockholders' Equity (Deficit)                (14,613)    (15,711)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -      $       -

                     BETHURUM LABORATORIES, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)
                                                                    From
                                                               Inception on
                                   For the         For the       April 22,
                           Three Months Ended Six Months Ended 1983 Through
                                   June 30,        June 30,      June 30,
                             1999       1998    1999      1998     1999
REVENUES                    $     -     $    -  $     -   $    -  $     -

EXPENSES
 General and administrative       268      7,101    1,893    7,474   41,429

  Total Expenses                  268      7,101    1,893    7,474   41,429

LOSS FROM OPERATIONS             (268)    (7,101)  (1,893)  (7,474) (41,429)

OTHER EXPENSE

 Interest expense                 -          (75)     -       (147)  (2,108)

  Total Other Expense             -          (75)     -       (147)  (2,108)

NET LOSS                     $   (268) $  (7,176)$ (1,893)$ (7,621)$(43,537)

BASIC LOSS PER SHARE         $  (0.00) $   (0.00)$  (0.00)$  (0.00)

                  BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to June 30, 1999
                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                  Common Stock      Paid-in   Development
                               Shares     Amount    Capital      Stage
Balance on inception               -       $  -     $  -       $   -

Issuance of common stock for
 cash at inception at
 approximately
 $.005 per share                  300,000      300    1,200        -

Issuance of common stock for
 services at $0.01 per share    2,500,000    2,500   12,500        -

Common stock issued during
 reorganization agreement      10,000,000   10,000  (10,000)       -

Cancellation of common stock
 from divestiture agreement    (9,750,000)  (9,750)   9,750        -

Net loss from inception to
  December 31, 1986                -           -        -      (18,049)

Balance, December 31, 1986      3,050,000    3,050   13,450    (18,049)

Net loss for the year
  ended December 31, 1987          -           -        -         (124)

Balance, December 31, 1987      3,050,000    3,050   13,450    (18,173)

Net loss for the year
  ended December 31, 1988          -           -        -         (134)

Balance, December 31, 1988      3,050,000    3,050   13,450    (18,307)

Net loss for the year
  ended December 31, 1989          -           -        -         (144)

Balance, December 31, 1989      3,050,000    3,050   13,450    (18,451)

Net loss for the year
  ended December 31, 1990          -           -        -         (156)

Balance, December 31, 1990      3,050,000    3,050   13,450    (18,607)

Net loss for the year
 ended December 31, 1991           -           -        -         (169)

Balance, December 31, 1991      3,050,000    3,050   13,450    (18,776)

Net loss for the year
 ended December 31, 1992           -           -        -         (182)

Balance, December 31, 1992      3,050,000    3,050   13,450    (18,958)

Net loss for the year
 ended December 31, 1993           -           -        -         (196)

Balance, December 31, 1993      3,050,000    3,050   13,450    (19,154)

Net loss for the year
 ended December 31, 1994           -           -        -         (213)

Balance, December 31, 1994      3,050,000    3,050   13,450    (19,367)

Net loss for the year
 ended December 31, 1995           -           -        -         (229)


Balance, December 31, 1995      3,050,000    3,050   13,450    (19,596)

Expenses paid on the Company's
 behalf                            -           -        473        -

Net loss for the year
 ended December 31, 1996           -           -        -       (6,385)

Balance, December 31, 1996      3,050,000    3,050   13,923    (25,981)

Expenses paid on the
 Company's behalf                  -           -      3,167        -

Net loss for the year
 ended December 31, 1997           -           -        -         (422)

Balance, December 31, 1997      3,050,000  $ 3,050  $17,090 $  (26,403)

Expenses paid on the Company's
 behalf                            -           -      1,218        -

Common stock issued for services
 at $0.01 per share               457,500      458    4,117        -

Net loss for the year ended
 December 31, 1998                 -           -        -      (15,241)

Balance, December 31, 1998      3,507,500  $ 3,508  $22,425 $  (41,644)

Net loss for the six months ended
 June 30, 1999 (unaudited)         -           -        -       (1,893)

Balance, June 30, 1999
(unaudited)                     3,507,500  $ 3,508  $25,416 $  (43,537)

                       BETHURUM LABORATORIES, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                                    From
                                                               Inception on
                                   For the         For the       April 22,
                           Three Months Ended Six Months Ended 1983 Through
                                   June 30,        June 30,      June 30,
                             1999       1998    1999      1998     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                   $   (268) $ (7,176) $ (1,893) $(7,621) $(43,537)
 Adjustments to reconcile
 net loss in operating
 activities:
  Common stock issued
  for services                   -         -         -        -       4,575
  Increase (decrease) in
  accounts payable            (2,303)    7,176    (1,098)   7,621    14,613

   Net Cash Used by Operating
    Activities                (2,571)      -      (2,991)     -     (24,349)

CASH FLOWS FROM INVESTING
 ACTIVITIES                      -         -         -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock        -         -         -        -      16,500
 Additional paid-in capital    2,571       -       2,991      -       7,849

   Net Cash Provided by
    Financing Activities       2,571       -       2,991      -      24,349

NET INCREASE (DECREASE)
 IN CASH                         -         -         -        -         -

CASH AT BEGINNING OF PERIOD      -         -         -        -         -

CASH AT END OF PERIOD    $       -    $    -    $    -    $   -   $     -

CASH PAID FOR:

 Interest                $       -    $    -    $    -    $   -   $     -
 Income taxes            $       -    $    -    $    -    $   -   $     -

                    BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
               June 30, 1999 and December 31, 1998

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

       d.  Provision for Taxes

       At June 30, 1999, the Company had net operating loss carryforwards of approximately $43,500 that may be offset against future taxable income from the year 1998 through 2014. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused, therefore the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

       g.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, int he opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

     At June 30, 1999, the Company had $0 in assets and $14,613 in liabilities. The Company had no revenues for the six months ended June 30, 1999 and 1998, with $1,893 and $7,621 in expenses, for net losses of ($1,893) and ($7,621).

Liquidity
---------

     At June 30, 1999, the Company had no current assets, with total current liabilities of $14,613. Total stockholder's equity was ($14,613). A stockholder contributed to capital in 1999 $2,991.

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

                                         BETHURUM LABORATORIES, INC.

Date: 8/15/99                            By /s/William A. Silvey, Jr.
                                            ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/15/99                            By /s/ W. Scott Thompson
                                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                              BETHURUM LABORATORIES, INC.

Date: 8/15/99                             By /s/William A. Silvey, Jr.
                                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/15/99                             By /s/ W. Scott Thompson
                                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary