Form 10QSB
period 1999-09-30
BETHURUM LABORATORIES INC
filed 1999-11-10
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

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

                                September 30, 1999

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

                         BETHURUM LABORATORIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                   September 30,                 December 31,
                                       1999                         1998
                                   (Unaudited)

CURRENT ASSETS

 Cash                              $           -                   $        -

  Total Current Assets                         -                            -

  TOTAL ASSETS                      $          -                   $        -



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                   $          12,124              $  15,711

  Total Liabilities                            12,124                 15,711

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: authorized 100,000,000
  common shares at $0.001 par value;
  3,507,500 shares issued and outstanding       3,508                  3,508

 Additional paid-in capital                    28,179                 22,425

 Deficit accumulated during
  development stage                           (43,811)               (41,644)

  Total Stockholders' Equity (Deficit)        (12,124)               (15,711)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                  $             -                $       -

                         BETHURUM LABORATORIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                                        From
                                                                  Inception on
                               For the          For the             April 22,
                       Three Months Ended   Nine Months Ended     1983 Through
                           September 30,      September 30,      September 30,
                       1999        1998     1999       1998           1999


REVENUES             $    -      $    -    $   -     $    -         $       -

EXPENSES

 General and
   administrative        274       4,846      2,167     12,320         41,703

  Total Expenses         274       4,846      2,167     12,320         41,703

LOSS FROM OPERATIONS    (274)     (4,846)    (2,167)   (12,320)       (41,703)

OTHER EXPENSE

 Interest expense          -          -         -         (147)        (2,108)

  Total Other Expense      -          -         -         (147)        (2,108)

NET LOSS              $  (274)    $(4,846)  $(2,167)  $(12,467)     $ (43,811)

BASIC LOSS PER SHARE  $ (0.00)    $ (0.00)  $ (0.00)  $  (0.00)


                         BETHURUM LABORATORIES, INC.
                           (A Development Company)
                 Statements of Stockholders' Equity (Deficit)
            From Inception on April 22, 1983 to September 30, 1999


                                                                    Deficit
                                                                 Accumulated
                                                Additional         During the
                             Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage


Balance on inception         -      $    -        $      -       $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.005
 per share               300,000        300            1,200              -

Issuance of common
 stock for cash at
 $0.01 per share      2,500,000      2,500           12,500               -

Common stock issued
 during
 reorganization
 agreement           10,000,000     10,000          (10,000)              -

Cancellation of
 common stock
 from divestiture
 agreement           (9,750,000)    (9,750)           9,750               -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -           -                -            (18,049)

Balance,
 December 31, 1986    3,050,000     3,050            13,450                -

Net loss for
 the year ended
 December 31, 1987          -           -                -               (124)

Balance,
 December 31, 1987    3,050,000     3,050             13,450          (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -                 -               (134)

Balance,
 December 31, 1988    3,050,000     3,050             13,450          (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -                 -               (144)

Balance,
 December 31, 1989    3,050,000     3,050             13,450          (18,451)

Net loss for
 the year ended
December 31, 1990           -          -                  -              (156)

Balance,
 December 31, 1990    3,050,000  $  3,050          $  13,450        $ (18,607)


                         BETHURUM LABORATORIES, INC.
                        (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)(Continued)
            From Inception on April 22, 1983 to September 30, 1999


                                                                     Deficit
                                                                  Accumulated
                                                Additional         During the
                             Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage


Balance,
 December 31, 1990    3,050,000     $  3,050    $  13,450        $  (18,607)

Net loss for
 the year ended
 December 31, 1991          -             -            -               (169)

Balance,
 December 31, 1991   3,050,000         3,050       13,450           (18,776)

Net loss for
 the year ended
 December 31, 1992          -             -            -               (182)

Balance,
 December 31, 1992   3,050,000         3,050       13,450           (18,958)

Net loss for
 the year ended
 December 31, 1993          -             -            -               (196)

Balance,
 December 31, 1993   3,050,000         3,050       13,450           (19,154)

Net loss for
 the year ended
 December 31, 1994          -             -            -               (213)

Balance,
 December 31, 1994   3,050,000         3,050       13,450           (19,367)

Net loss for
 the year ended
 December 31, 1995          -             -             -              (229)

Balance,
 December 31, 1995   3,050,000         3,050       13,450           (19,596)

Expenses paid
 on the Company's
 behalf                     -             -           473                -

Net loss for
 the year ended
 December 31, 1996          -             -             -            (6,385)

Balance,
 December 31, 1996   3,050,000         3,050       13,923           (25,981)

Expenses paid on
 the Company's
 behalf                     -             -         3,167                -

Net loss for
 the year ended
 December 31, 1997          -             -             -              (422)

Balance,
 December 31, 1997   3,050,000       $ 3,050    $  17,090        $  (26,403)


                         BETHURUM LABORATORIES, INC.
                         (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit)(Continued)
          From Inception on April 22, 1983 to September 30, 1999



                                                                     Deficit
                                                                  Accumulated
                                                Additional         During the
                             Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage


Balance,
 December 31, 1997    3,050,000     $ 3,050     $ 17,090         $ (26,403)

Expenses paid on
 the Company's
 behalf                     -            -         1,218                 -

Common stock issued
 for services at
 $0.01 per share        457,500         458        4,117                 -

Net loss for
 the year ended
 December 31, 1998          -            -            -             (15,241)

Balance,
 December 31, 1998     3,507,500      3,508       22,425            (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)         -            -         5,754                 -

Net loss for
 the nine months
 ended September
 30, 1999 (unaudited)       -            -            -              (2,167)

Balance,
 September 30, 1999
 (unaudited)          3,507,500      $ 3,508   $  28,179          $ (43,811)


                         BETHURUM LABORATORIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                               (Unaudited)


                                                                        From
                                                                  Inception on
                               For the          For the             April 22,
                       Three Months Ended   Nine Months Ended     1983 Through
                           September 30,      September 30,      September 30,
                       1999        1998     1999       1998           1999


CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss              $   (274)   $ (4,846)  $ (2,167) $ (12,467)  $(43,811)

 Adjustments to
 reconcile net loss in
 operating activities:

Common stock issued
  for services               -           -         -         -        4,575

Increase (decrease)
 in accounts payable     (2,489)      4,846      (3,587)    12,467   12,124

Net Cash Used by
 Operating Activities    (2,763)         -       (5,754)      -     (27,112)

CASH FLOWS FROM INVESTING
 ACTIVITIES                  -           -          -         -           -


CASH FLOWS FROM FINANCING
 ACTIVITIES

Issuance of common stock     -           -          -         -       16,500

Additional paid-in
  capital                  2,763         -        5,754       -       10,612

Net Cash Provided by
 Financing Activities      2,763         -        5,754       -       27,112

NET INCREASE (DECREASE)
 IN CASH                     -           -          -         -            -


CASH AT BEGINNING OF PERIOD  -           -          -         -            -


CASH AT END OF PERIOD     $  -        $  -      $   -     $   -      $     -


CASH PAID FOR:

 Interest                 $  -        $  -      $   -     $   -      $     -

 Income taxes             $  -        $  -      $   -     $   -      $     -


                         BETHURUM LABORATORIES, INC.
                         (A Development Stage Company)
                        Notes the Financial Statements
                  September 30, 1999 and December 31, 1998


NOTE 1 -                  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

     At September 30, 1999, the Company had $0 in assets and $12,124 in liabilities. The Company had no revenues for the nine months ended September 30, 1999 and 1998, with $2,167 and $12,467 in expenses, for net losses of ($2,167) and ($12,467), respectively.

Liquidity
---------

     At September 30, 1999, the Company had no current assets, with total current liabilities of $12,124. Total stockholder's equity was ($12,124).

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable. During the quarterly period ended September 30, 1999, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report or during the two previous calendar years.

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

                                         BETHURUM LABORATORIES, INC.

Date: 11/10/99                           By /s/ William A. Silvey, Jr.
      --------                               -------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 11/10/99                           By /s/ W. Scott Thompson
      --------                               ------------------------
                                             W. Scott Thompson, Director
                                             Secretary