Form 10KSB
period 1999-12-31
BETHURUM LABORATORIES INC
filed 2000-05-16
CIK 1075082

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-25167

                       BETHURUM LABORATORIES, INC.
                       ---------------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                          76-0050046
         --------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          6371 Richmond, #200
                          Houston, Texas 77057
                      ---------------------------
               (Address of Principal Executive Office)


Issuer's Telephone Number, including Area Code:  (713) 266-8005


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common voting stock

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    May 10, 2000 - $2,000. There are approximately 2,000,500 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           May 10, 2000

                             3,507,500


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Historical information regarding Bethurum Laboratories, Inc. (the "Company" or "Bethurum") is contained under the heading "Business Development", Part I, Item 1, of the Company's 10-SB Registration Statement, as amended, and its 10-KSB Annual Report for the year ended December 31, 1998, which have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. See Item 13.

Business.
---------

          The Company has had no material business operations for over five years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Risk Factors.
-------------

          Information regarding potential risk factors that may affect the Company is contained under the heading "Risk Factors", Part I, Item 1, of the Company's 10-SB Registration Statement, as amended, and the 10-KSB Annual Report for the year ended December 31, 1998. See Item 13 of this Report.


Principal Products or Services and their Markets.
-------------------------------------------------

          None; not applicable.

Competition.
------------

         None; not applicable.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

          None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

         None; not applicable.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
-------------------------

          None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

          The Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its Secretary, W. Scott Thompson , and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Thompson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1999, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has been no "public market" for shares of the Company's common stock during the past five years. On or about December 13, 1999, the Company obtained a listing on the OTC Bulletin Board of the NASD under the trading symbol "BTRM." However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for the Company's securities will develop.

          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          No assurance can be given that any "public market" will develop in the common stock of the Company, or if any such "public market" does develop, that it will continue or be sustained for any period of time.

Holders.
--------

          The number of record holders of the Company's common stock as of May 10, 2000, was approximately 185.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business, once commenced. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

         For a discussion of the sales by the Company of "unregistered" and "restricted" shares of its common stock during the period covered by this Report and for the preceding two years, see the caption "Recent Sales of Unregistered Securities,"Part II, Item 4, of the Company's 10-SB Registration Statement, as amended. See Item 13. All outstanding securities of the Company have been held a sufficient period of time to have satisfied the holding period requirements of Rule 144, and sales of "restricted securities" may have an adverse effect on any market that may develop for the Company's securities.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months has yet to be formulated, with the Company intending to determine the industries in which it would like to focus its business operations.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
---------------------

          The Company has had no material operations for over five years. The Company incurred losses of ($4,404) for the year ended December 31, 1999; and ($14,948) for the year ended December 31, 1998. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its 10-SB Registration Statement with the Securities and Exchange Commission.

Liquidity.
---------

          During the year ended December 31, 1999, capital contributions by a principal stockholder amounted to $5,754; the amount of $1,218 was similarly contributed during the year ended December 31, 1998; and $3,167 was contributed in the year ended December 31, 1997.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the year ended
          December 31, 1999 and December 31, 1998

          Independent Auditor's Report

          Balance Sheet - December 31, 1999

          Statements of Operations for the years
          ended December 31, 1999, and 1998, and from inception on April 22, 1983 to December 31, 1999

          Statements of Stockholders' Equity (Deficit)
         From inception on April 22, 1983 to December 31,
          1999

          Statements of Cash Flows for the years
          ended December 31, 1999, and 1998, and from inception on April 22, 1983 to December 31, 1999

          Notes to Consolidated Financial Statements

                  BETHURUM LABORATORIES, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                   December 31, 1999 and 1998

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Bethurum Laboratories, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bethurum Laboratories, Inc., (a development stage company), as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception on April 22, 1983 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethurum Laboratories, Inc. (a development stage company), as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception on April 22, 1983 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
May 1, 2000

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                            December 31,
                                                                  1999

CURRENT ASSETS

  Cash                                              $             -

     Total Current Assets                                         -

     TOTAL  ASSETS                                  $             -


          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                  $             14,361
  Accrued interest                                                 1,647

      Total Liabilities                                           16,008

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common shares at
  $0.001 par value; 3,507,500 shares issued and outstanding        3,508
  Additional paid-in capital                                      28,179
  Deficit accumulated during development stage                   (47,695)

     Total Stockholders' Equity (Deficit)                        (16,008)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $     -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                    From
                                                                  Inception on
                                                                       April
22,
                                   For the Years Ended      1983 Through
                                         December 31,         December 31,
                                  1999             1998        1999
REVENUES                       $        -          $       -    $     -

EXPENSES

  General and administrative          4,404             14,948    43,940

     Total Expenses                   4,404             14,948    43,940

LOSS FROM OPERATIONS                 (4,404)           (14,948)  (43,940)

OTHER EXPENSE

  Interest expense                   (1,647)              (293)   (3,755)

     Total Other Expense             (1,647)              (293)   (3,755)

NET LOSS                       $     (6,051)      $     (15,241)$(47,695)

BASIC LOSS PER SHARE           $      (0.00)      $       (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         $  3,507,500       $   3,507,500

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
      From Inception on April 22, 1983 to December 31, 1999

                                                                    Deficit
                                                                  Accumulated
                                                Additional         During the
                            Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage

Balance on inception         -      $    -        $      -       $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.005
 per share               300,000        300            1,200              -

Issuance of common
 stock for cash at
 $0.01 per share       2,500,000      2,500           12,500               -

Common stock issued
 during
 reorganization
 agreement           10,000,000     10,000          (10,000)              -

Cancellation of
 common stock
 from divestiture
 agreement           (9,750,000)    (9,750)           9,750               -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -           -                -            (18,049)

Balance,
 December 31, 1986    3,050,000     3,050            13,450                -

Net loss for
 the year ended
 December 31, 1987          -           -                -               (124)

Balance,
 December 31, 1987    3,050,000     3,050             13,450          (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -                 -               (134)

Balance,
 December 31, 1988    3,050,000     3,050             13,450          (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -                 -               (144)

Balance,
 December 31, 1989    3,050,000     3,050             13,450          (18,451)

Net loss for
 the year ended
December 31, 1990           -          -                  -              (156)

Balance,
 December 31, 1990    3,050,000  $  3,050          $  13,450        $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -             -            -               (169)

Balance,
 December 31, 1991   3,050,000         3,050       13,450           (18,776)

Net loss for
 the year ended
 December 31, 1992          -             -            -               (182)

Balance,
 December 31, 1992   3,050,000         3,050       13,450           (18,958)

Net loss for
 the year ended
 December 31, 1993          -             -            -               (196)

Balance,
 December 31, 1993   3,050,000         3,050       13,450           (19,154)

Net loss for
 the year ended
 December 31, 1994          -             -            -               (213)

Balance,
 December 31, 1994   3,050,000         3,050       13,450           (19,367)

Net loss for
 the year ended
 December 31, 1995          -             -             -              (229)

Balance,
 December 31, 1995   3,050,000         3,050       13,450           (19,596)

Expenses paid
 on the Company's
 behalf                     -             -           473                -

Net loss for
 the year ended
 December 31, 1996          -             -             -            (6,385)

Balance,
 December 31, 1996   3,050,000         3,050       13,923           (25,981)

Expenses paid on
 the Company's
 behalf                     -             -         3,167                -

Net loss for
 the year ended
 December 31, 1997          -             -             -              (422)

Balance,
 December 31, 1997   3,050,000       $ 3,050    $  17,090        $  (26,403)

Expenses paid on
 the Company's
 behalf                     -            -         1,218                 -

Common stock issued
 for services at
 $0.01 per share        457,500         458        4,117                 -

Net loss for
 the year ended
 December 31, 1998          -            -            -             (15,241)

Balance,
 December 31, 1998     3,507,500      3,508       22,425            (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)         -            -         5,754                 -

Net loss for
 the year
 ended December
 31, 1999 (unaudited)       -            -            -              (6,051)

Balance,
 September 30, 1999
 (unaudited)          3,507,500      $ 3,508   $  28,179          $ (47,695)

                      BETHURUM LABORATORIES, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                                                                      From
                                                                  Inception on
                                                                    April 22,
                                        For the Years Ended      1983 Through
                                              December 31,        December 31,
                                       1999             1998        1999
CASH FLOWS FROM  OPERATING ACTIVITIES

 Net loss                           $   (6,051)    $ ( 15,241)  $    (47,695)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services         -            4,575          4,575
 Changes in operating assets and
 liabilities:
  Increase (decrease) in accounts
   payable                              (1,350)         9,448         14,361
  Increase in accrued interest           1,647             -           1,647

   Net Cash Used by Operating
   Activities                           (5,754)       ( 1,218)       (27,112)

CASH FLOWS FROM INVESTING ACTIVITIES         -              -              -


CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock                    -              -         16,500
 Additional paid-in capital              5,754          1,218         10,612

   Net Cash Provided by Financing
   Activities                            5,754          1,218         27,112

NET INCREASE IN CASH                         -              -              -


CASH AT BEGINNING OF PERIOD                  -              -               -


CASH AT END OF PERIOD             $          -          $   -          $    -


CASH PAID FOR:

 Interest                         $          -          $   -          $    -

 Income taxes                     $          -          $   -          $    -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
                    December 31, 1999 and 1998


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

       c.  Basic Loss Per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
                                                           December 31,

                                                      1999              1998


        Numerator - loss                 $            (6,051)      $ (15,241)
        Denominator - weighted average number of
          shares outstanding                        3,507,500      3,507,500

        Loss per share                   $              (0.00)     $   (0.00)

        d.  Provision for Taxes

        At December 31, 1999, the Company had net operating loss carry forward of approximately $46,000 that may be offset against future taxable income from the year 1998 through 2019. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carry forward will expire unused. Therefore, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

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

        NOTE 2- GOING CONCERN

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

         None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
William A. Silvey, Jr. President,      10/83          *
                       Director

W. Scott Thompson      Sec/Tres,        7/96          *
                       Director

          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          W. A. Silvey, Jr. Mr. Silvey is 63 years of age and has over 35 years experience as an officer and director of operating companies, venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 49 years of age and has over 20 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

Significant Employees.
----------------------

          The Company has no employees who are not executive officers.

Family Relationships
--------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's directors has filed a Form 3 Statement of Beneficial Ownership with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Forms 3.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.
Silvey, Jr.,12/31/99    0     0     0     0      0     0   0
President,  12/31/98    0     0     0     0      0     0   0

W. Scott
Thompson,   12/31/99    0     0     0     0      0     0   0
Secretary   12/31/98    0     0     0     0      0     0   0

         Immediately prior to the filing of the Company's 10-SB Registration Statement, Messrs. Silvey and Thompson were each issued 183,000 shares of "restricted securities" of the Company valued at $.01 per share, for non-capital raising services rendered to the Company. See Part II, Item 4, and Part III, Item 1, of the 10-SB Registration Statement, as amended. Also, see Item 13 of this Report.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1999 or 1998. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.


Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts
--------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

William F. Donovan          154,400                    4.40%
1140 Westmont Suite #300
Houston, Texas 77015

W.B. Phillips TTEE FBO      300,000                    8.55%
ECO Industries

William A. Silvey, Jr.    1,313,000 (1)               37.43%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson           194,000 (2)                5.53%
6371 Richmond, #200
Houston, Texas 77057

World Securities, Ltd.      260,000                    7.41%
Box 1040
Schroder Cayman Bank & Trust
Georgetown, Grand Cayman,
BWI

TOTALS:                   2,221,400                   63.32%


(1) A total of 125,000 of these shares are held jointly by Mr. Silvey and his wife, Helen Silvey. Due to their marital relationship, Ms. Silvey may be deemed to be the beneficial owner of all shares held in Mr. Silvey's name.

(2) Includes shares held as custodian for Traci L. Thompson, his daughter.

          The Company is unable to locate either W. B. Phillips, Trustee FBO ECO Industries; World Securities Ltd.; or the current beneficial owners of the shares held of record by George Bethurum, who is deceased. These holders collectively own approximately 20% of the outstanding shares of the Company's common stock. This inability may make it difficult or impossible to assemble a quorum of stockholders and may impair the Company's ability to take certain actions, such as amending its Articles of Incorporation, that require the approval of stockholders.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/96          of Class
----------------         ------------------      -------------
[S]                        [C]                    [C]

William A. Silvey, Jr.      1,313,000 (1)             37.43%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson             194,000 (2)              5.53%
6371 Richmond, #200
Houston, Texas 77057

TOTALS                      1,507,000                 42.97%

(1) A total of 125,000 of these shares are held jointly by Mr. Silvey and his wife, Helen Silvey. Due to their marital relationship, Ms. Silvey may be deemed to be the beneficial owner of all shares held in Mr. Silvey's name.

(2) Includes shares held as custodian for Traci L. Thompson, his daughter.

Changes in Control
------------------

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons, promoter or founder or parent except the following: immediately prior to the filing of the Company's 10-SB Registration Statement, the Company issued 183,000 shares of "restricted securities" of the Company to Messrs. Silvey and Thompson (183,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at $.01 per share. The non-capital raising services rendered included, but were not limited to bringing the Company current in its filings with the State of Utah; various meetings and conferences in respect thereof; review of related correspondence and pleadings; discussions with the Company's accounting firm and review of drafts and final copies of audited financial statements; and various conference calls and discussions with Mr. Burningham regarding same. See Part II, Item 4, and Part III, Item 1, of the 10-SB Registration Statement, and
Item 13 of this Report.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K

        None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------
10-SB Registration Statement, as amended**    Part I, Part II

Annual Report on Form 10-KSB for the          Part I
calendar year ended December 31, 1998**

          (ii)

Exhibit
Number               Description

------               -----------

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BETHURUM LABORATORIES, INC.


Date: 5/15/2000                     By/s/William A. Silvey, Jr.
      ------------                      ----------------------
                                        William A. Silvey, Jr.
                                        President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    BETHURUM LABORATORIES, INC.


Date: 5/15/2000                     By/s/William A. Silvey, Jr.
      -------------                     ----------------------
                                        William A. Silvey, Jr.
                                        President and Director



Date: 5/16/2000                      By/s/W. Scott Thompson
      ------------                      ----------------------
                                        W. Scott Thompson, Director
                                        Secretary