Form 10QSB
period 2000-03-31
BETHURUM LABORATORIES INC
filed 2000-05-22
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
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

                              March 31, 2000

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

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                March 31,      December 31,
                                                 2000             1999
                                               (Unaudited)
CURRENT ASSETS

  Cash                                  $             -       $         -

     Total Current Assets                             -                 -

     TOTAL  ASSETS                      $             -       $         -

          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $             13,578  $    14,361
  Accrued interest                                     1,647        1,647

      Total Liabilities                               15,225       16,008

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 3,507,500 shares
  issued and outstanding                               3,508        3,508
  Additional paid-in capital                          28,962       28,179
  Deficit accumulated during development stage       (47,695)     (47,695)

     Total Stockholders' Equity (Deficit)            (15,225)     (16,008)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                    $             -       $        -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                             From
                                                          Inception on
                                                            April 22,
                             For the Three Months Ended   1983 Through
                                       March 31,            March 31,
                                  2000         1999           2000
REVENUES                    $          -      $       -    $        -

EXPENSES

  General and administrative           -            542        43,940

     Total Expenses                    -            542        43,940

LOSS FROM OPERATIONS                   -           (542)      (43,940)

OTHER EXPENSE

  Interest expense                     -              -        (3,755)

     Total Other Expense               -              -        (3,755)

NET LOSS                     $         -      $    (542)   $  (47,695)

BASIC LOSS PER SHARE         $     (0.00)     $   (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         3,507,500      3,507,500

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to March 31, 2000

                                                                    Deficit
                                                                  Accumulated
                                                Additional         During the
                             Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage
Balance on inception         -      $    -        $      -       $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.005
 per share               300,000        300            1,200              -

Issuance of common
 stock for cash at
 $0.01 per share       2,500,000      2,500           12,500               -

Common stock issued
 during
 reorganization
 agreement           10,000,000     10,000          (10,000)              -

Cancellation of
 common stock
 from divestiture
 agreement           (9,750,000)    (9,750)           9,750               -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -           -                -            (18,049)

Balance,
 December 31, 1986    3,050,000     3,050            13,450                -

Net loss for
 the year ended
 December 31, 1987          -           -                -               (124)

Balance,
 December 31, 1987    3,050,000     3,050             13,450          (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -                 -               (134)

Balance,
 December 31, 1988    3,050,000     3,050             13,450          (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -                 -               (144)

Balance,
 December 31, 1989    3,050,000     3,050             13,450          (18,451)

Net loss for
 the year ended
December 31, 1990           -          -                  -              (156)

Balance,
 December 31, 1990    3,050,000  $  3,050          $  13,450        $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -             -            -               (169)

Balance,
 December 31, 1991   3,050,000         3,050       13,450           (18,776)

Net loss for
 the year ended
 December 31, 1992          -             -            -               (182)

Balance,
 December 31, 1992   3,050,000         3,050       13,450           (18,958)

Net loss for
 the year ended
 December 31, 1993          -             -            -               (196)

Balance,
 December 31, 1993   3,050,000         3,050       13,450           (19,154)

Net loss for
 the year ended
 December 31, 1994          -             -            -               (213)

Balance,
 December 31, 1994   3,050,000         3,050       13,450           (19,367)

Net loss for
 the year ended
 December 31, 1995          -             -             -              (229)

Balance,
 December 31, 1995   3,050,000         3,050       13,450           (19,596)

Expenses paid
 on the Company's
 behalf                     -             -           473                -

Net loss for
 the year ended
 December 31, 1996          -             -             -            (6,385)

Balance,
 December 31, 1996   3,050,000         3,050       13,923           (25,981)

Expenses paid on
 the Company's
 behalf                     -             -         3,167                -

Net loss for
 the year ended
 December 31, 1997          -             -             -              (422)

Balance,
 December 31, 1997   3,050,000       $ 3,050    $  17,090        $  (26,403)

Expenses paid on
 the Company's
 behalf                     -            -         1,218                 -

Common stock issued
 for services at
 $0.01 per share        457,500         458        4,117                 -

Net loss for
 the year ended
 December 31, 1998          -            -            -             (15,241)

Balance,
 December 31, 1998     3,507,500      3,508       22,425            (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)         -            -         5,754                 -

Net loss for
 the year
 ended December
 31, 1999 (unaudited)       -            -            -              (6,051)

Balance,
 December 31, 1999     3,507,500      $ 3,508   $  28,179          $ (47,695)

Expenses paid on
Company's behalf
(unaudited)                 -            -            783               -

Net loss for the
three months ended
March 31, 2000 (unaudited)  -            -            -                 -

Balance, March 31, 2000
 (unaudited)           3,507,500      $ 3,508   $  28,962          $ (47,695)

                      BETHURUM LABORATORIES, INC.
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)
                                                             From
                                                          Inception on
                                                            April 22,
                             For the Three Months Ended   1983 Through
                                       March 31,            March 31,
                                  2000         1999           2000
CASH FLOWS FROM  OPERATING ACTIVITIES

        Net loss                  $       -   $      (542) $      (47,695)
        Adjustments to reconcile
         net loss to net cash
         (used) by operating
         activities:
          Common stock issued for
          services                        -           -             4,575
        Changes in operating assets
        and liabilities:
         Increase (decrease) in
         accounts payable              (783)          542          13,578
        Increase in accrued interest      -           -             1,647

            Net Cash (Used) by
            Operating Activities       (783)          -           (27,895)

CASH FLOWS FROM INVESTING ACTIVITIES      -           -                 -

CASH FLOWS FROM FINANCING ACTIVITIES

        Issuance of common stock          -           -            16,500
        Additional paid-in capital      783           -            11,395

          Net Cash Provided by
          Financing Activities          783           -            27,895

NET INCREASE IN CASH                      -           -                 -

CASH AT BEGINNING OF PERIOD               -           -                 -

CASH AT END OF PERIOD          $          -      $    -      $          -

CASH PAID FOR:

        Interest               $          -      $    -      $          -
        Income taxes           $          -      $    -      $          -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
               March 31, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The financial statements presented are those of Bethurum Laboratories, Inc., (development stage company). The Company was incorporated in the State of Utah on April 22, 1983 under the name Lion Resources, Inc. The Company was incorporated for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases.

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

       c.  Basic Loss Per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                          March 31,
                                                  2000                 1999


        Numerator - loss                 $             (0.00)  $       (542)
        Denominator - weighted average
         number of shares outstanding              3,507,500      3,507,500

        Loss per share                   $             (0.00)  $      (0.00)

        d.  Provision for Taxes

        At March 31, 2000, the Company had net operating loss carryforwards of approximately $47,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

Results of Operations.
---------------------

     At March 31, 2000, the Company had $0 in assets and $15,225 in liabilities. The Company had no revenues for the three months ended March 31, 2000 and 1999, with $0 and $542 in expenses, for net losses of ($0) and ($542), respectively.

          The Company incurred losses of ($0) for the period ended March 31, 2000; and ($542) for the period ended March 31, 1999. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its 10-SB Registration Statement with the Securities and Exchange Commission.

Liquidity.
---------

     At March 31, 2000, the Company had no current assets, with total current liabilities of $15,225. Total stockholder's equity was ($15,225).

          During the period ended March 31, 2000, capital contributions by a principal stockholder amounted to $783; and, the amount of $5,754 was similarly contributed during the year ended December 31, 1999.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               None.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BETHURUM LABORATORIES, INC.

Date: 5/22/2000                          By/s/William A. Silvey, Jr.
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 5/22/2000                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary