Form 10KSB/A
period 1999-12-31
BETHURUM LABORATORIES INC
filed 2000-08-02
CIK 1075082

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

                   Commission File No. 0-25167

                       BETHURUM LABORATORIES, INC.
                       ---------------------------
          (Name of Small Business Issuer in its Charter)

           UTAH                                          76-0050046
         --------                                        ----------
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


Date: 8/2/2000                        By/s/W.A. Silvey, Jr.
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

                                    BETHURUM LABORATORIES, INC.


Date: 8/2/2000                        By/s/W.A. Silvey, Jr.
      -------------                     ----------------------
                                        William A. Silvey, Jr.
                                        President and Director



Date: 8/2/2000                        By/s/W. Scott Thompson
      ------------                      ----------------------
                                        W. Scott Thompson, Director
                                        Secretary