Form 10QSB
period 2000-06-30
BETHURUM LABORATORIES INC
filed 2000-08-16
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
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

                              June 30, 2000

                          Common - 350,750 shares

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

                June 30, 2000 and December 31, 1999

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                 June 30,      December 31,
                                                 2000             1999
                                               (Unaudited)
CURRENT ASSETS

  Cash                                  $             -       $         -

     Total Current Assets                             -                 -

     TOTAL  ASSETS                      $             -       $         -

          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $             17,187  $    14,361
  Accrued interest                                     1,647        1,647

      Total Liabilities                               18,834       16,008

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 350,750 shares
  issued and outstanding                               3,508        3,508
  Additional paid-in capital                          30,809       28,179
  Deficit accumulated during development stage       (53,151)     (47,695)

     Total Stockholders' Equity (Deficit)            (18,834)     (16,008)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                    $             -       $        -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                             From
                                                          Inception on
                            For the        For the         April 22,
                      Six Months Ended Three Months Ended 1983 Through
                            June 30,       June 30,         June 30,
                     2000        1999  2000         1999    2000
REVENUES              $     -   $    -    $     -    $    -    $    -

EXPENSES

  General and
  administrative          5,456   1,893      5,456       268      49,396

     Total Expenses       5,456   1,893      5,456       268      49,396

LOSS FROM OPERATIONS     (5,456) (1,893)    (5,456)     (268)    (49,396)

OTHER EXPENSE

  Interest expense           -      -          -         -        (3,755)

     Total Other Expense     -      -          -         -        (3,755)

NET LOSS              $  (5,456)$(1,893)   $(5,456)    $(268)  $ (53,151)

BASIC LOSS PER SHARE  $   (0.02)$ (0.01)   $ (0.02)   $(0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   350,750 350,750   350,750   350,750

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to June 30, 2000

                                                                    Deficit
                                                                  Accumulated
                                                Additional         During the
                             Common Stock        Paid-in          Development
                         Shares       Amount     Capital            Stage
Balance on inception         -      $    -        $      -       $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.05
 per share               30,000         30            1,470              -

Issuance of common
 stock for cash at
 $0.06 per share        250,000        250           14,750               -

Common stock issued
 during
 reorganization
 agreement             1,000,000      1,000           (1,000)              -


Cancellation of
 common stock
 from divestiture
 agreement             (975,000)       (975)             975               -


Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -           -                -            (18,049)

Balance,
 December 31, 1986      305,000         305            16,195              -

Net loss for
 the year ended
 December 31, 1987          -           -                -               (124)

Balance,
 December 31, 1987      305,000         305           16,195          (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -                 -               (134)

Balance,
 December 31, 1988      305,000        305            16,195          (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -                 -               (144)

Balance,
 December 31, 1989      305,000        305            16,195          (18,451)

Net loss for
 the year ended
December 31, 1990           -          -                  -              (156)

Balance,
 December 31, 1990      305,000  $     305          $ 16,195        $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -          -                 -               (169)

Balance,
 December 31, 1991      305,000        305            16,195          (18,776)

Net loss for
 the year ended
 December 31, 1992          -             -            -                 (182)

Balance,
 December 31, 1992      305,000           305       16,195            (18,958)

Net loss for
 the year ended
 December 31, 1993          -             -            -                 (196)

Balance,
 December 31, 1993      305,000           305       16,195            (19,154)

Net loss for
 the year ended
 December 31, 1994          -             -            -                 (213)

Balance,
 December 31, 1994      305,000           305       16,195            (19,367)

Net loss for
 the year ended
 December 31, 1995          -             -             -                (229)

Balance,
 December 31, 1995      305,000           305       16,195            (19,596)

Expenses paid
 on the Company's
 behalf                     -             -             473                -

Net loss for
 the year ended
 December 31, 1996          -             -             -              (6,385)

Balance,
 December 31, 1996      305,000           305        16,195           (25,981)

Expenses paid on
 the Company's
 behalf                     -             -           3,167                -

Net loss for
 the year ended
 December 31, 1997          -             -             -                (422)

Balance,
 December 31, 1997      305,000       $   305    $  19,835         $  (26,403)

Expenses paid on
 the Company's
 behalf                     -            -            1,218                 -


Common stock issued
 for services at
 $0.10 per share         45,750          46           4,529                 -


Net loss for
 the year ended
 December 31, 1998          -            -            -               (15,241)

Balance,
 December 31, 1998       350,750        351       25,582            (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)         -            -         5,754                 -

Net loss for
 the year
 ended December
 31, 1999 (unaudited)       -            -            -              (6,051)

Balance,
 December 31, 1999      350,750      $   351   $  31,336          $ (47,695)

Expenses paid on
Company's behalf
(unaudited)                 -            -         2,630                -

Net loss for the
six months ended
June 30, 2000 (unaudited)   -            -            -               (5,456)


Balance, June 30, 2000
 (unaudited)            350,750      $   351   $  33,966          $ (53,151)

                      BETHURUM LABORATORIES, INC.
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)
                                                             From
                                                          Inception on
                            For the        For the         April 22,
                      Six Months Ended Three Months Ended 1983 Through
                            June 30,       June 30,         June 30,
                     2000        1999  2000         1999    2000
CASH FLOWS FROM  OPERATING ACTIVITIES

Net loss              $ (5,456)  $ (1,893) $   (5,456) $ (268) $    (47,695)
Adjustments to reconcile
net loss to net cash
(used) by operating
activities:
 Common stock issued for
 services                   -         -           -       -           4,575
Changes in operating
assets and liabilities:
 Increase (decrease) in
 accounts payable         2,826    (1,098)      3,609  (2,303)       17,187
 Increase in accrued
 interest                   -         -           -       -           1,647

  Net Cash (Used) by
  Operating Activities   (2,630)   (2,991)     (1,847)  (2,591)      (29,742)

CASH FLOWS FROM INVESTING
ACTIVITIES                  -         -           -       -              -

CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of common stock    -         -          -       -             16,500
Additional paid-in
capital                   2,630     2,991       1,847   2,571           13,242

  Net Cash Provided by
  Financing Activities    2,630     2,991       1,847   2,571           29,742

NET INCREASE IN CASH        -         -          -        -                -

CASH AT BEGINNING OF
PERIOD                      -         -          -       -                -

CASH AT END OF PERIOD  $    -     $   -      $    -   $   -           $    -

CASH PAID FOR:

        Interest       $    -     $   -      $    -  $   -           $     -
        Income taxes   $    -     $   -     $    -  $   -           $     -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The financial statements presented are those of Bethurum Laboratories, Inc., (development stage company). The Company was incorporated in the State of Utah on April 22, 1983, under the name Lion Resources, Inc. The Company was incorporated for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases.

       On October 24, 1983, the Company acquired 100% of the outstanding stock of Bethurum Laboratories, Inc. (a Texas corporation) (BLI), through the issuance of 10,000,000 shares of its restricted common stock. In connection with the acquisition, the Company changed its name to "Bethurum Laboratories, Inc." on October 27, 1983. In January 1985, the acquisition agreement was canceled due to non-performance of BLI. Ownership of BLI was returned to its former shareholders, and the shares issued by the Company in connection with the acquisition were canceled, with the exception of 250,000 shares, which were not returned.

       On October 24, 1983, and in conjunction with the acquisition agreement, the Company's shareholders approved a forward split agreement, whereby the outstanding common shares were exchanged at a rate of 1.6667 shares for every 1 share outstanding. This increased the outstanding shares to 2,500,000 immediately prior to the acquisition agreement. All references to shares outstanding and loss per share have been retroactively restated to restate the forward stock split.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

       c.  Basic Loss Per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

        d.  Provision for Taxes

        At June 30, 2000, the Company had net operating loss carryforwards of approximately $53,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

        g.  Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 3 - SUBSEQUENT EVENT

        On July 31, 2000, the Company approved a 1-for-10 reverse split of its outstanding common stock. All references to common stock have been retroactively restated to reflect the reverse stock split.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. On June 15, 2000, the Company's Board of Directors adopted a Business Plan providing for Bethurum to develop and market wireless telecommunications networks in the developing markets in third world countries and to raise the necessary capital to engage in this industry.


          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
---------------------

          At June 30, 2000, the Company had $0 in assets and $18,834 in liabilities. The Company had no revenues for the three months ended June 30, 2000 and 1999, with $5,456 and $268 in expenses, for net losses of ($5,456) and ($268), respectively. The Company had no revenues for the six months ended June 30, 2000 and 1999, with $5,456 and $1,893 in expenses, for net losses of ($5,456) and ($1,893), respectively.

          The Company incurred losses of ($5,456) for the period ended June 30, 2000; and ($268) for the period ended June 30, 1999. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
---------

          At June 30, 2000, the Company had no current assets, with total current liabilities of $18,834. Total stockholder's equity was ($18,834).

          During the period ended June 30, 2000, capital contributions by a principal stockholder amounted to $2,630; and, the amount of $5,754 was similarly contributed during the year ended December 31, 1999.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          On July 30, 2000, the Company approved a 1 for 10 reverse split of its outstanding common stock, effective on August 14, 2000.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated July 19, 2000, filed with the Securities and Exchange Commission on August 7, 2000.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BETHURUM LABORATORIES, INC.

Date: 8/16/2000                          By/s/William A. Silvey, Jr.
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/16/2000                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary