Form 10QSB
period 2000-09-30
BETHURUM LABORATORIES INC
filed 2000-11-20
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
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

                            September 30, 2000

                          Common - 3,300,750 shares

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

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS


                                               September 30,   December 31,
                                                 2000             1999
                                               (Unaudited)
CURRENT ASSETS

  Cash                                  $             -       $         -

     Total Current Assets                             -                 -

     TOTAL  ASSETS                      $             -       $         -


          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $             15,514  $      14,361
  Accrued interest                                     1,647          1,647

      Total Liabilities                               17,161         16,008

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 3,300,750 and
  350,750 shares issued and outstanding                3,301            351
  Additional paid-in capital                         346,174         31,336
  Stock subscription receivable                     (100,000)           -
  Deficit accumulated during development stage      (266,636)       (47,695)

     Total Stockholders' Equity (Deficit)            (17,161)       (16,008)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                      $             -     $        -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                      From
                                                                 Inception on
                               For the            For the         October 9,
                           Nine Months Ended Three Months Ended  1968 Through
                              September 30,    September 30,     September 30,
                           2000       1999     2000       1999         2000
REVENUES                 $       -   $      -  $      -    $   -    $     -

EXPENSES

  General and administrative 218,941      2,167   213,485      274    262,881

     Total Expenses          218,941      2,167   213,485      274    262,881

LOSS FROM OPERATIONS        (218,941)    (2,167) (213,485)    (274)  (262,881)

OTHER EXPENSE

  Interest expense               -          -         -        -       (3,755)

     Total Other Expense         -          -         -        -       (3,755)

NET LOSS                  $ (218,941) $  (2,167)$(213,485)  $ (274) $(266,636)

BASIC LOSS PER SHARE      $    (0.23) $   (0.01) $  (0.12)  $(0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       964,800    350,750 1,825,750  350,750

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
      From Inception on April 22, 1983 to September 30, 2000

                                                                    Deficit
                                                                  Accumulated
                                            Additional   Stock     During the
                          Common Stock       Paid-in  Subscription Development
                      Shares       Amount    Capital  Receivable      Stage

Balance on inception       -      $    -      $      -  $    -     $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.05
 per share              30,000         30          1,470     -              -

Issuance of common
 stock for cash at
 $0.06 per share       250,000        250         14,750     -              -

Common stock issued
 during
 reorganization
 agreement           1,000,000      1,000         (1,000)    -              -

Cancellation of
 common stock
 from divestiture
 agreement            (975,000)      (975)           975     -              -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986         -          -              -       -        (18,049)

Balance,
 December 31, 1986     305,000        305         16,195     -              -

Net loss for
 the year ended
 December 31, 1987         -          -              -       -           (124)

Balance,
 December 31, 1987     305,000        305         16,195     -        (18,173)

Net loss for
 the year ended
 December 31, 1988         -          -              -       -           (134)

Balance,
 December 31, 1988     305,000        305         16,195     -        (18,307)

Net loss for
 the year ended
 December 31, 1989         -          -              -       -           (144)

Balance,
 December 31, 1989     305,000        305         16,195     -        (18,451)

Net loss for
 the year ended
December 31, 1990          -          -              -       -           (156)

Balance,
 December 31, 1990     305,000  $     305       $ 16,195     -      $ (18,607)

Net loss for
 the year ended
 December 31, 1991         -          -              -       -           (169)

Balance,
 December 31, 1991     305,000        305         16,195     -        (18,776)

Net loss for
 the year ended
 December 31, 1992         -          -              -       -           (182)

Balance,
 December 31, 1992     305,000        305         16,195     -        (18,958)

Net loss for
 the year ended
 December 31, 1993         -          -              -       -           (196)

Balance,
 December 31, 1993     305,000        305         16,195     -        (19,154)

Net loss for
 the year ended
 December 31, 1994         -          -              -       -           (213)

Balance,
 December 31, 1994     305,000        305         16,195     -        (19,367)

Net loss for
 the year ended
 December 31, 1995         -          -              -       -           (229)

Balance,
 December 31, 1995     305,000        305         16,195     -        (19,596)

Expenses paid
 on the Company's
 behalf                    -          -              473     -            -

Net loss for
 the year ended
 December 31, 1996         -          -              -       -         (6,385)

Balance,
 December 31, 1996     305,000        305         16,195     -        (25,981)

Expenses paid on
 the Company's
 behalf                    -          -            3,167     -            -

Net loss for
 the year ended
 December 31, 1997         -          -              -       -           (422)

Balance,
 December 31, 1997     305,000    $   305      $  19,835     -     $  (26,403)

Expenses paid on
 the Company's
 behalf                    -          -            1,218     -            -

Common stock issued
 for services at
 $0.10 per share        45,750         46          4,529     -            -

Net loss for
 the year ended
 December 31, 1998         -          -              -       -        (15,241)

Balance,
 December 31, 1998     350,750        351         25,582     -        (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)        -          -            5,754     -            -

Net loss for
 the year
 ended December
 31, 1999 (unaudited)      -          -              -       -         (6,051)

Balance,
 December 31, 1999     350,750    $   351      $  31,336     -      $ (47,695)

Expenses paid on
Company's behalf
(unaudited)                -          -            5,288     -            -

Common stock issued
for cash at $0.01
per share(unaudited) 1,250,000      1,250         11,250     -            -

Common stock issed
for cash @ $0.12 per
share (unaudited)    1,700,000      1,700        298,300  (100,000)       -

Net loss for the nine
months ended September
30, 2000 (unaudited)       -          -              -       -       (218,941)


Balance, September 30,
2000 (unaudited)     3,300,750     $3,301     $  346,174 $(100,000) $(266,636)

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                 Inception on
                               For the            For the         October 9,
                           Nine Months Ended Three Months Ended  1968 Through
                              September 30,    September 30,     September 30,
                           2000       1999     2000       1999         2000
CASH FLOWS FROM  OPERATING
 ACTIVITIES

Net loss                  $(218,941) $ (2,167) $(213,485) $  (274)  $(266,636)
Adjustments to reconcile
net loss to net cash
(used) by operating
activities:
 Common stock issued for
 services                       -         -          -        -         4,575
Changes in operating assets
and liabilities:
  Increase (decrease) in
  accounts payable            1,153    (3,587)    (1,673)  (2,489)     15,514
  Increase (decrease) in
  accrued interest              -         -          -        -         1,647

Net Cash (Used) by Operating
 Activities                (217,788)   (5,754)  (215,158)  (2,763)   (244,900)

CASH FLOWS FROM INVESTING
 ACTIVITIES                     -         -          -        -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Issuance of common stock    212,500       -      212,500      -       229,000
Additional paid-in capital    5,288     5,754      2,658    2,763      15,900

Net Cash Provided by Financing
 Activities                 217,788     5,754    215,158    2,763     244,900

NET INCREASE IN CASH            -         -          -        -           -

CASH AT BEGINNING OF PERIOD     -         -          -        -           -

CASH AT END OF PERIOD       $   -     $   -      $   -   $    -      $    -


CASH PAID FOR:

Interest                    $   -     $   -    $   -     $    -     $    -
Income taxes                $   -     $   -    $   -     $    -     $    -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
             September 30, 2000 and December 31, 1999

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     The financial statements presented are those of Bethurum Laboratories, Inc., (development stage company). The Company was incorporated in the State of Utah on April 22, 1983 under the name Lion Resources, Inc. The Company was incorporated for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases. The Company has redomiciled to the British Virgin Islands.

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

     On July 31, 2000 management approved a 1 for 10 reverse split of its outstanding common stock. All references to shares outstanding and loss per share have been retroactively restated.

     b.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

     c.  Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

     d.  Provision for Taxes

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $265,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 -  MATERIAL EVENTS

     Effective July 19, 2000, pursuant to a Securities Purchase Agreement (the Benchmark Agreement) with Benchmark Merchant Partners, LC ("Benchmark"), Bethurum Laboratories, Inc., a Utah corporation ("Bethurum"), offered and sold an aggregate of 2,950,000 shares of its "restricted securities" (common stock) for an aggregate of $312,500, $100,000 of which was represented by a promissory note. 1,250,000 of these shares were sold at $0.01 per share to persons who had assisted Bethurum since the recommencement of its development stage approximately three years ago (the "Consulting Group"); and 1,700,000 of these shares were issued at $0.12 per share to Benchmark, an entity believed by Bethurum's management to be capable of assisting Bethurum in acquiring businesses engaged in the industries encompassed by its new Business Plan.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 3 -  MATERIAL EVENTS (Continued)

     Substantially all of the funds ($312,500), net of offering expenses, will be expended for payment of services and outstanding liabilities, past and present, and current legal and accounting expenses of Bethurum.

     In addition, the Benchmark Agreement provided that: (i) all 1,700,000 shares issued to Benchmark would be pledged to secure payment of the $100,000 promissory note of Benchmark that was executed and delivered to Bethurum as partial payment of the purchase price of the 1,700,000 shares, and which promissory note is due and payable on the earlier of the completion of an Agreement and Plan of Reorganization (the "Acquisition Agreement") with a wireless telecommunications network company serving developing foreign markets with strong growth potential and limited competition that has annual revenues of no less than $50,000,000 USD, earnings before interest, taxes, depreciation and amortization of no less than $12,500,000 USD and stockholders' equity of not less than $10,000,000 USD (*the "Suitable Reorganization Candidate"); (ii) if the Acquisition Agreement is not completed by December 31, 2000, the 1,700,000 shares issued to benchmark shall be canceled to Bethurum's treasury, the promissory note will be canceled and Bethurum will pay Benchmark the sum of $75,000, retaining the $125,000 balance of the purchase price of the 1,700,000 shares as liquidated damages; (iii) all 2,950,000 shares issued were accorded "registration rights" providing for the filing of a registration statement covering such securities, along with all securities heretofore issued by Bethurum during any period when it may have been deemed to have been a "shell" company, within 45 days of the completion of the Acquisition Agreement.

     Bethurum has no written agreement or other understanding or arrangement with any Suitable Reorganization Candidate, and the completion of the Acquisition Agreement is conditioned upon the finding of a suitable Reorganization Candidate that satisfies the conditions outlined above and the Acquisition Agreement prior to December 31, 2000. No assurance can be given Reorganization Candidate will be completed.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. On June 15, 2000, the Company's Board of Directors adopted a Business Plan providing for Bethurum to develop and market wireless telecommunications networks in the developing markets in third world countries and to raise the necessary capital to engage in this industry. The Company has filed an S-4 Registration Statement with the Securities and Exchange Commission that became effective October 11, 2000, regarding changing its domicile to the British Virgin Islands; this Registration Statement is incorporated herein by reference. See
Item 6.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
----------------------

          At September 30, 2000, the Company had $0 in assets and $17,161 in liabilities. The Company had no revenues for the three months ended September 30, 2000 and 1999, with $213,485 and $274 in expenses, for net losses of ($213,485) and ($274), respectively. The Company had no revenues for the nine months ended September 30, 2000 and 1999, with $218,941 and $2,167 in expenses, for net losses of ($218,941) and ($2,167), respectively.

          The Company incurred losses of ($218,941) for the period ended September 30, 2000; and ($2,167) for the period ended June 30, 1999. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At September 30, 2000, the Company had no current assets, with total current liabilities of $17,161. Total stockholder's equity was ($17,161).

          During the period ended September 30, 2000, capital contributions by a principal stockholder amounted to $5,288; $312,500 was received from the sale of "restricted securities;" and, the amount of $5,754 was similarly contributed during the year ended December 31, 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company has filed an S-4 Registration Statement with the Securities and Exchange Commission that became effective October 11, 2000. The Company had a stockholders meeting scheduled for November 10, 2000, to vote on changing the Company's domicile to the British Virgin Islands; this action was approved at the stockholders meeting.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 1999.*

               S-4 Registration Statement that became effective October 11,
               2000.

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

                                         BETHURUM LABORATORIES, INC.

Date: 11/20/2000                         By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 11/20/2000                         By/s/W. Scott Thompson
      ----------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary