Form 10KSB
period 2000-12-31
BETHURUM LABORATORIES INC
filed 2001-04-12
CIK 1075082

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                      Commission File No. 0-25167

                       BETHURUM LABORATORIES, INC.
                       ---------------------------
              (Name of Small Business Issuer in its Charter)


   BRITISH VIRGIN ISLANDS                              None-N/A
   ----------------------                              --------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)


                          6371 Richmond, #200
                          Houston, Texas 77057
                          --------------------
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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    April 12, 2001 - $8,165. There are approximately 816,500 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been no "established trading market" for the Company's common stock, so the Company has arbitrarily valued these shares at $0.01 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                                  N/A

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           April 12, 2001

                             3,300,750*

          * Includes 1,700,000 shares that are held of record by Benchmark Merchant Partners, LP, and that are currently being held in escrow by the Company's legal counsel as collateral for payment of a promissory note on which Benchmark is currently in default. See the heading "Business Development," Part I, Item 1.

                    DOCUMENTS INCORPORATED BY REFERENCE

          See Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Year Ended December 31, 2000
     ----------------------------

          At a Special Meeting of the Board of Directors of Bethurum Laboratories, Inc. ("Bethurum" or the "Company") held on June 15, 2000, the Company adopted a Business Plan whereby the Company intended to develop, acquire and operate wireless telecommunications networks in developing markets throughout the world.

          At that time, the Company offered and sold 1,250,000 post-split (following a one for 10 reverse split of its outstanding common stock that is reflected in all computations contained in this Report) shares of its "restricted securities" (common stock) at a price of $0.01 per share, to persons, including members of management, who had assisted the Company since the recommencement of its development stage.

          On July 19, 2000, Benchmark Merchant Partners, LLC ("Benchmark") paid the Company the sum of $200,000 and executed a Promissory Note in the amount of $100,000 payable to the Company on the earlier of the completion of an acquisition of an acceptable business or enterprise engaged in the wireless telecommunications networks industry, or December 31, 2000, and the Company issued 1,700,000 shares of its "restricted securities" (common stock) to Benchmark. All 1,700,000 shares issued to Benchmark are currently being held in escrow by the Company's legal counsel as collateral for payment of the Promissory Note, which is presently in default. The parties also agreed that the Company could, at its option, cancel the Promissory Note, cancel the 1,700,000 shares and pay Benchmark the sum of $75,000 in satisfaction of all claims between them. Management has not yet determined what course of action will be taken. See the Company's 8-K Current Report dated July 19, 2000, and which has been previously filed with the Securities and Exchange Commission, and which is incorporated herein by reference. See Part III, Item 13.

          The Company's common stock was reverse split on a basis of one for 10 on July 31, 2000.

          On September 27, 2000, the Company filed and S-4 Registration Statement with the Securities and Exchange Commission whereby the Company submitted a proposal to its stockholders to change its domicile to the British Virgin Islands. The Registration Statement became effective on October 11, 2000. The S-4 Registration Statement is incorporated herein by reference.
See Part III, Item 13.

          On November 13, 2000, the Company changed its domicile from the State of Utah, USA, to the British Virgin Islands. See the 8-K Current Report dated November 22, 2000, and which has been previously filed with the Securities and Exchange Commission, and which is incorporated herein by reference. See Part III, Item 13.

     Year Ended December 31, 1999
     ----------------------------

          Additional historical information regarding Bethurum since its inception is contained under the headings "Business Development," Part I, Item 1, of the Company's 10-SB Registration Statement, as amended, and Part I, Item 1, of its 10-KSB Annual Report for the year ended December 31, 1999, both of which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference; and the caption "Certain Information Concerning Bethurum" in the Company's and its subsidiary's S-4 Registration Statement. See Part III, Item 13.

Business.
---------

          The Company has had no material business operations for over five years. On June 15, 2000, the Company adopted a Business Plan pursuant to which the Company intended to develop, acquire and operate wireless telecommunication networks in developing markets throughout the world; however, the Company has not commenced these business operations, nor has it made any acquisitions in this industry.

Risk Factors.
-------------

          Information regarding potential risk factors that may affect the Company and its proposed endeavors is contained under the caption "Risk Factors" of the Company's and its subsidiary's S-4 Registration Statement. See Part III, Item 13.

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

          The Company is subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

          The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

          Beneficial ownership and changes in beneficial ownership of securities of the Company by directors, executive officers and 10% stockholders is also required on Forms 3, 4 or 5 of the Securities and Exchange Commission.

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

Item 2.  Description of Property.
         ------------------------

          The Company has no material assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its Secretary, W. Scott Thompson, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the British Virgin Islands. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Thompson of providing the use of his office and telephone have been minimal.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          Pursuant to an S-4 Registration Statement and Joint Proxy Statement and Prospectus of the Company and its subsidiary filed with the Securities and Exchange Commission and granted an effective date of October 11, 2000, the stockholders of the Company voted on November 10, 2000, to redomicile the Company to the British Virgin Islands. Of the 3,300,750 shares of the Company entitled to vote, 2,726,350 voted for the proposal, with none against and none abstaining. On September 22, 2000, Bethurum Laboratories, Ltd. was incorporated in the British Virgin Islands as an International Business Company for the sole purpose of changing the domicile of the Company. On November 13, 2000, the Company filed Articles of Merger with the State of Utah, and on November 22, 2000, the Company filed Articles of Merger and a Plan of Merger with the Registry of Companies in the British Virgin Islands. Copies of this documentation were filed as exhibits to the Company's 8-K Current Report dated November 22, 2000. See Part III, Item 1.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has been no "established trading market" for shares of the Company's common stock during the past five years. The Company's common stock has been nominally quoted on the OTC Bulletin Board of the NASD under the trading symbol "BTRU" since December 13, 1999. The high and low bid quotations for the quarters ended in 2000 are listed below. There can be no assurance that a substantial public market for the Company's securities will develop.

                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High*               Low*
--------------                          ----                ---
[S]                                     [C]                 [C]
March 31, 2000                          $.03125            $.03

June 30, 2000                           $.03125            $.03

August 11, 2000                         $.03125            $.03125
(1 for 10 stock split)

August 14, 2000 through
September 30, 2000                      $.875              $.875

December 31, 2000                       $.875              $.0625

          * These quotations were provided by the National Quotation Bureau, LLC. They represent prices between dealers; do not include retail markups, markdowns or commissions; and do not represent actual transactions.
          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

Holders.
--------

          The number of record holders of the Company's common stock as of April 12, 2001, was approximately 198.

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

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table sets forth the sales of "restricted securities" of the Company during the past three years:

                           Date              Number of           Aggregate
Name or Group            Acquired             Shares           Consideration
-------------            --------            ---------         -------------

Consultants              8/18/2000          1,250,000            $12,500

Limited Offering         8/18/2000          1,700,000           $300,000*

          * $100,000 is represented by a Promissory Note of Benchmark, and the 1,700,000 shares are being held in escrow as security for the payment of this Promissory Note. See the heading "Business Development," Part I, Item 1.

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; and pursuant to various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the 2,950,000 shares of "restricted securities" issued in 2000, all of the remaining outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule; and all of such shares have been registered pursuant to the Company's and its subsidiary's S-4 Registration Statement.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation is to develop, acquire and operate wireless telecommunication networks in developing markets throughout the world; however, the Company has not had any business operations or made any acquisitions in this industry to date.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
----------------------

          The Company has had no material operations for over five years. The Company incurred losses of ($204,787) for the year ended December 31, 2000; and ($6,051) for the year ended December 31, 1999. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing, to file its and its subsidiary's S-4 Registration Statement with the Securities and Exchange Commission and to change its domicile to the British Virgin Islands.

Liquidity.
----------

          During the year ended December 31, 2000, capital contributions by principal stockholders amounted to $5,288; and the amount of $5,754 was similarly contributed during the year ended December 31, 1999.

          The Company received $212,500 in stock subscriptions during the year ended December 31, 2000, with $100,000 still being due from Benchmark pursuant to its Promissory Note payable to the Company.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the year ended
          December 31, 2000 and December 31, 1999

          Independent Auditor's Report

          Balance Sheet - December 31, 2000

          Statements of Operations for the years
          ended December 31, 2000, and 1999, and from inception on April 22, 1983 to December 31, 2000

          Statements of Stockholders' Equity (Deficit)
          From inception on April 22, 1983 to December 31,
          2000

          Statements of Cash Flows for the years
          ended December 31, 2000, and 1999, and from inception on April 22, 1983 to December 31, 2000

          Notes to Consolidated Financial Statements

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2000

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .  9

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . 10

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bethurum Laboratories, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bethurum Laboratories, Inc., (a development stage company), as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on April 22, 1983 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethurum Laboratories, Inc. (a development stage company), as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on April 22, 1983 through December 31, 2000 in conformity with generally accepted accounting principles.

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




HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2000

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS


                                                             December 31,
                                                              2000
CURRENT ASSETS

  Cash                                               $             -

     Total Current Assets                                          -

     TOTAL  ASSETS                                   $             -

          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $              3,007

      Total Liabilities                                             3,007

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 3,300,750
  shares issued and outstanding                                     3,301
  Additional paid-in capital                                      346,174
  Subscription receivable                                        (100,000)
  Deficit accumulated during development stage                   (252,482)

     Total Stockholders' Equity (Deficit)                          (3,007)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                             Inception on
                                                               April 22,
                                   For the Years Ended       1983 Through
                                       December 31,           December 31,
                                   2000            1999          2000
REVENUES                           $        -    $        -  $        -

EXPENSES

  General and administrative          244,787         4,404     288,727

   Total Expenses                     244,787         4,404     288,727

LOSS FROM OPERATIONS                 (244,787)       (4,404)   (288,727)

OTHER (EXPENSE) INCOME

  Other income                         40,000             -      40,000
  Interest expense                          -        (1,647)     (3,755)

   Total Other (Expense) Income        40,000        (1,647)     36,245

NET LOSS                           $ (204,787)   $   (6,051)  $(252,482)

BASIC AND DILUTED LOSS PER SHARE   $    (0.10)   $    (0.02)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 1,970,832       350,750

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
      From Inception on April 22, 1983 to December 31, 2000

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage
Balance on inception         -    $    -     $      -  $      -   $        -


Issuance of common
 stock for cash at
 inception at
 approximately $.05
 per share                30,000        30      1,470         -            -


Issuance of common
 stock for cash at
 $0.06 per share         250,000       250     14,750         -            -

Common stock issued
 during
 reorganization
 agreement            1,000,000     1,000      (1,000)        -            -


Cancellation of
 common stock
 from divestiture
 agreement             (975,000)     (975)        975         -            -


Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -          -            -         -       (18,049)

Balance,
 December 31, 1986      305,000       305      16,195         -            -

Net loss for
 the year ended
 December 31, 1987          -          -            -         -          (124)

Balance,
 December 31, 1987      305,000       305      16,195         -       (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -            -         -          (134)

Balance,
 December 31, 1988      305,000       305      16,195         -       (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -            -         -          (144)

Balance,
 December 31, 1989      305,000       305      16,195         -       (18,451)

Net loss for
 the year ended
December 31, 1990           -          -            -         -          (156)

Balance,
 December 31, 1990      305,000    $  305    $ 16,195    $    -     $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -          -            -         -          (169)

Balance,
 December 31, 1991      305,000       305      16,195         -       (18,776)

Net loss for
 the year ended
 December 31, 1992          -          -            -         -          (182)

Balance,
 December 31, 1992      305,000       305      16,195         -       (18,958)

Net loss for
 the year ended
 December 31, 1993          -          -            -         -          (196)

Balance,
 December 31, 1993      305,000       305      16,195         -       (19,154)

Net loss for
 the year ended
 December 31, 1994          -          -            -         -          (213)

Balance,
 December 31, 1994      305,000       305      16,195         -       (19,367)

Net loss for
 the year ended
 December 31, 1995          -          -            -         -          (229)

Balance,
 December 31, 1995      305,000       305      16,195         -       (19,596)

Expenses paid
 on the Company's
 behalf                     -          -          473         -             -


Net loss for
 the year ended
 December 31, 1996          -          -            -         -        (6,385)

Balance,
 December 31, 1996      305,000       305      16,668         -       (25,981)

Expenses paid on
 the Company's
 behalf                     -          -        3,167         -             -

Net loss for
 the year ended
 December 31, 1997          -          -            -         -          (422)

Balance,
 December 31, 1997      305,000    $  305  $   19,835   $     -    $  (26,403)

Expenses paid on
 the Company's
 behalf                     -          -        1,218         -             -


Common stock issued
 for services at
 $0.10 per share         45,750        46       4,529         -             -


Net loss for
 the year ended
 December 31, 1998          -         -           -           -       (15,241)

Balance,
 December 31, 1998      350,750       351      25,582         -       (41,644)

Expenses paid
 on the Company's
 behalf (unaudited)         -         -         5,754         -             -


Net loss for
 the year
 ended December
 31, 1999                   -         -             -         -        (6,051)

Balance,
 December 31, 1999      350,750   $   351   $  31,336    $    -     $ (47,695)

Expenses paid on
Company's behalf            -         -         5,288         -            -

Common stock issued for
cash at $0.01 per
share                 1,250,000     1,250      11,250         -            -

Common stock issued
for cash at $0.12 per
share                 1,700,000     1,700     298,300    (100,000)         -

Net loss for the year
ended December 31,
2000                        -         -             -         -      (204,787)

Balance, December 31,
2000                  3,300,750   $ 3,301   $ 346,174   $(100,000)  $(252,482)

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                  From
                                                             Inception on
                                                               April 22,
                                   For the Years Ended       1983 Through
                                       December 31,           December 31,
                                   2000            1999          2000
CASH FLOWS FROM  OPERATING ACTIVITIES

  Net loss                              $   (204,787) $ (6,051)   $ (252,482)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
   Common stock issued for services              -         -           4,575
  Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts payable   (11,354)   (1,350)        3,007
   Increase (decrease) in accrued interest    (1,647)    1,647           -

           Net Cash (Used) by Operating
           Activities                       (217,788)   (5,754)     (244,900)

CASH FLOWS FROM INVESTING ACTIVITIES             -         -             -

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                   212,500       -         229,000
  Additional paid-in capital                   5,288     5,754        15,900

           Net Cash Provided by Financing
           Activities                        217,788     5,754       244,900

NET INCREASE IN CASH                             -         -             -

CASH AT BEGINNING OF PERIOD                      -         -             -

CASH AT END OF PERIOD                      $     -    $    -      $      -

CASH PAID FOR:

  Interest                                 $     -    $    -      $      -
  Income taxes                             $     -    $    -      $      -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services         $     -    $    -      $    4,575

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
                    December 31, 2000 and 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The financial statements presented are those of Bethurum Laboratories, Inc., (a development stage company). The Company was incorporated in the State of Utah on April 22, 1983 under the name Lion Resources, Inc. The Company was incorporated for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases. The Company has redomiciled to the British Virgin Islands.

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

       On July 31, 2000 management approved a 1 for 10 reverse split of its outstanding common stock. All references to shares outstanding and losses per share have been retroactively restated.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

       c.  Basic Loss Per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
                    December 31, 2000 and 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $250,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                For the Years Ended
                                                   December 31,
                                                2000           1999


  Income tax benefit at statutory rate    $       77,819   $    2,299
  Change in valuation allowance                  (77,819)      (2,299)

                                          $          -     $      -

  Deferred tax assets (liabilities) are comprised of the following:

                                                For the Years Ended
                                                   December 31,
                                                2000           1999


  Income tax benefit at statutory rate    $       95,943   $   18,124
  Change in valuation allowance                  (95,943)     (18,124)

                                          $          -     $      -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

  d.  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  e.  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
                    December 31, 2000 and 1999


NOTE 3 - MATERIAL EVENTS (Continued)

  In addition, the Benchmark Agreement provided that: (i) all 1,700,000 shares issued to Benchmark would be pledged to secure payment of the $100,000 promissory note of Benchmark that was executed and delivered to Bethurum as partial payment of the purchase price of the 1,700,000 shares, and which promissory note is due and payable on the earlier of the completion of an Agreement and plan of Reorganization (the "Acquisition Agreement") with a wireless telecommunications network company serving developing foreign markets with strong growth potential and limited competition that has annual revenues of no less than $50,000,000 USD, earnings before interest, taxes, depreciation and amortization of no less than $12,500,000 USD and stockholders' equity of not less than $10,000,000 USD *the "Suitable Reorganization Candidate"); (ii) if the Acquisition Agreement is not completed by December 31, 2000, the 1,700,000 shares issued to benchmark shall be canceled to Bethurum's treasury, the promissory note will be canceled and Bethurum will pay Benchmark the sum of $75,000, retaining the $125,000 balance of the purchase price of the 1,700,000 shares as liquidated damages; (iii) all 2,950,000 shares issued were accorded "registration rights" providing for the filing of a registration statement covering such securities and all securities heretofore issued by Bethurum during any period when it may have been deemed to have been a "shell" company within 45 days of the completion of the Acquisition Agreement.

  As of December 31, 2000, the promissory note with Benchmark was not received. The 1,700,000 shares issued to Benchmark were still outstanding. A total amount of $240,000 was retained by the Company, which represents $200,000 paid through stock issuance and $40,000 used to cover legal expenses and costs.

  The Company is still in negotiations with Benchmark to finalize the agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

         None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

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
William A. Silvey,  President,      10/83            *
Jr.                 Director

W. Scott Thompson   Sec/Tres,        7/96            *
                    Director

          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          W. A. Silvey, Jr. Mr. Silvey is 64 years of age and has over 35 years experience as an officer and director of operating companies, venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 50 years of age and has over 20 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

Significant Employees.
----------------------

          The Company has no employees who are not executive officers.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          All beneficial ownership and changes in beneficial ownership forms of persons required to file this information have been timely filed with the Securities and Exchange Commission.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.
Silvey, Jr.,12/31/00 $78,750* 0     0     0      0     0   0
President,  12/31/99    0     0     0     0      0     0   0

W. Scott
Thompson,   12/31/00 $83,750* 0     0     0      0     0   0
Secretary   12/31/99    0     0     0     0      0     0   0

          * These sums were paid from the $200,000 received from Benchmark for partial payment of its common stock subscription.

          Immediately prior to the filing of the Company's 10-SB Registration Statement, Messrs. Silvey and Thompson were each issued 183,000 shares of "restricted securities" of the Company valued at $.01 per share, for non-capital raising services rendered to the Company. See Part II, Item 4, and Part III, Item 1, of the Company's 10-SB Registration Statement, as referenced in Part III, Item 13 of this Report.

          No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2000 or 1999. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------
Benchmark Merchant
Partners, LP            1,700,000(1)                51.50%
700 Gemini
Houston, Texas 77058

Fulton Holdings           182,000                    5.51%
P. O. Box 4709
Pasadena, Texas 77502-4709

William A. Silvey, Jr.    281,800(2)                 8.54%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson         320,400(3)                 9.71%
6371 Richmond, #200
Houston, Texas 77057

TOTALS:                 2,484,200                   75.26%

           (1) All 1,700,000 shares issued to Benchmark are currently being held in escrow by the Company's legal counsel as collateral for payment of the Promissory Note.

           (2) These shares are held in the name of Helen Silvey, Mr. Silvey's wife. Due to their marital relationship, Mr. Silvey may be deemed to be the beneficial owner of all shares held in Ms. Silvey's name.

           (3) Includes 1,100 shares held as custodian for Traci L. Thompson, his daughter; 50,000 shares in the name of Thompson Family Trust; 50,000 shares in the name of Thompson 1983 Family Trust; 25,000 shares in the name of Candace S. Thompson C/F Traci L. Thompson; 25,000 shares in the name of Candace S. Thompson C/F William Scott Thompson; and 51,000 shares in the name of Candace S. Thompson, W. Scott Thompson's wife.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, to wit:


                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/00           of Class
----------------         ------------------      -------------
William A. Silvey, Jr.       281,800 (1)              8.54%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson            320,400 (2)              9.71%
6371 Richmond, #200
Houston, Texas 77057

TOTALS:                      602,200                 18.25%

            (1) These shares are held in the name of Helen Silvey, Mr. Silvey's wife. Due to their marital relationship, Mr. Silvey may be deemed to be the beneficial owner of all shares held in Ms. Silvey's name.

            (2) Includes 1,100 shares held as custodian for Traci L. Thompson, his daughter; 50,000 shares in the name of Thompson Family Trust; 50,000 shares in the name of Thompson 1983 Family Trust; 25,000 shares in the name of Candace S. Thompson C/F Traci L. Thompson; 25,000 shares in the name of Candace S. Thompson C/F William Scott Thompson; and 51,000 shares in the name of Candace S. Thompson, W. Scott Thompson's wife.

Changes in Control.
-------------------

          There are no present arrangements known to management that may result in a change of control of the Company; however, on July 19, 2000, Benchmark became the controlling stockholder of the Company. All 1,700,000 shares issued to Benchmark are currently being held in escrow by the Company's legal counsel as collateral for payment of a Promissory Note that is presently in default. The parties also agreed that the Company could, at its option, cancel the Promissory Note, cancel the 1,700,000 shares and pay Benchmark the sum of $75,000 in satisfaction of all claims between them. Management has not yet determined what course of action will be taken. See the Company's 8-K Current Report dated July 19, 2000, as reference in Part III, Item 13, of this Report.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons, promoter or founder or parent except the following: immediately prior to the filing of the Company's 10-SB Registration Statement, the Company issued 183,000 shares of "restricted securities" of the Company to Messrs. Silvey and Thompson (183,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at $.01 per share. The non-capital raising services rendered included, but were not limited to bringing the Company current in its filings with the State of Utah; various meetings and conferences in respect thereof; review of related correspondence and pleadings; discussions with the Company's accounting firm and review of drafts and final copies of audited financial statements; and various conference calls and discussions with Mr. Burningham regarding same. See Part II, Item 4, and Part III, Item 1, of the 10-SB Registration Statement, as referenced in Part III, Item 13, of this Report. Messrs. Silvey and Thompson also participated in the offer and sale of 1,250,000 shares of the Company's common stock made in June of 2000. Mr. Silvey and his wife purchase 150,000 shares; and Mr. Thompson and his family and family trusts purchased 300,000 shares. See the heading "Business Development," Part I, Item 1.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K

        8-K Current Report dated July 19, 2000, and filed with the Securities and Exchange Commission on August 7, 2000.

        8-K Current Report dated November 22, 2000, and filed with the Securities and Exchange Commission on January 5, 2001.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------
10-SB Registration Statement, as amended**    Part I, Part II

Annual Report on Form 10-KSB for the          Part I
calendar year ended December 31, 1999**

S-4 Registration Statement Effective          Part I
October 11, 2000**

8-K Current Report dated July 19, 2000**

8-K Current Report dated November 22, 2000**


          (ii)

Exhibit
Number               Description

------               -----------

None.

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

                                    BETHURUM LABORATORIES, INC.


Date: 4/12/2001                     By/s/William A. Silvey, Jr.
      ------------                      ----------------------
                                        William A. Silvey, Jr.
                                        President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    BETHURUM LABORATORIES, INC.


Date: 4/12/2001                     By/s/William A. Silvey, Jr.
      -------------                     ----------------------
                                        William A. Silvey, Jr.
                                        President and Director



Date: 4/12/2001                      By/s/W. Scott Thompson
      ------------                      ----------------------
                                        W. Scott Thompson, Director
                                        Secretary