Form 10QSB
period 2001-03-31
BETHURUM LABORATORIES INC
filed 2001-05-21
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549
                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
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

                               March 31, 2001

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

               March 31, 2001 and December 31, 2000

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                 March 31,     December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                    $             -      $    -

     Total Current Assets                               -           -

     TOTAL  ASSETS                        $             -      $    -

          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $              5,420 $  3,007

      Total Liabilities                                  5,420    3,007

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
   shares at $0.001 par value; 3,300,750
   shares issued and outstanding                         3,301    3,301
  Additional paid-in capital                           346,174  346,174
  Subscription receivable                             (100,000)(100,000)
  Deficit accumulated during development stage        (254,895)(252,482)

     Total Stockholders' Equity (Deficit)               (5,420)  (3,007)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                      $               -   $    -

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                   From
                                                               Inception on
                                                                 April 22,
                             For the Three Months Ended       1983 Through
                                      March 31,                 March 31,
                                  2001           2000             2001
REVENUES                         $        -   $         -   $        -

EXPENSES

  General and administrative            2,413           -        291,140

   Total Expenses                       2,413           -        291,140

LOSS FROM OPERATIONS                   (2,413)          -       (291,140)

OTHER (EXPENSE) INCOME

  Other income                            -             -         40,000
  Interest expense                        -             -         (3,755)

   Total Other (Expense) Income           -             -         36,245

NET LOSS                          $    (2,413) $        -    $  (254,895)

BASIC AND DILUTED LOSS PER SHARE  $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 3,300,750     3,507,500

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to March 31, 2001

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage
Balance on inception         -    $    -     $      -  $      -   $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.05
 per share                30,000        30      1,470         -            -

Issuance of common
 stock for cash at
 $0.06 per share         250,000       250     14,750         -            -

Common stock issued
 during
 reorganization
 agreement            1,000,000     1,000      (1,000)        -            -

Cancellation of
 common stock
 from divestiture
 agreement             (975,000)     (975)        975         -            -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -          -            -         -       (18,049)

Balance,
 December 31, 1986      305,000       305      16,195         -            -

Net loss for
 the year ended
 December 31, 1987          -          -            -         -          (124)

Balance,
 December 31, 1987      305,000       305      16,195         -       (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -            -         -          (134)

Balance,
 December 31, 1988      305,000       305      16,195         -       (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -            -         -          (144)

Balance,
 December 31, 1989      305,000       305      16,195         -       (18,451)

Net loss for
 the year ended
December 31, 1990           -          -            -         -          (156)

Balance,
 December 31, 1990      305,000    $  305    $ 16,195    $    -     $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -          -            -         -          (169)

Balance,
 December 31, 1991      305,000       305      16,195         -       (18,776)

Net loss for
 the year ended
 December 31, 1992          -          -            -         -          (182)

Balance,
 December 31, 1992      305,000       305      16,195         -       (18,958)

Net loss for
 the year ended
 December 31, 1993          -          -            -         -          (196)

Balance,
 December 31, 1993      305,000       305      16,195         -       (19,154)

Net loss for
 the year ended
 December 31, 1994          -          -            -         -          (213)

Balance,
 December 31, 1994      305,000       305      16,195         -       (19,367)

Net loss for
 the year ended
 December 31, 1995          -          -            -         -          (229)

Balance,
 December 31, 1995      305,000       305      16,195         -       (19,596)

Expenses paid
 on the Company's
 behalf                     -          -          473         -             -

Net loss for
 the year ended
 December 31, 1996          -          -            -         -        (6,385)

Balance,
 December 31, 1996      305,000       305      16,668         -       (25,981)

Expenses paid on
 the Company's
 behalf                     -          -        3,167         -             -

Net loss for
 the year ended
 December 31, 1997          -          -            -         -          (422)

Balance,
 December 31, 1997      305,000    $  305  $   19,835   $     -    $  (26,403)

Expenses paid on
 the Company's
 behalf                     -          -        1,218         -             -

Common stock issued
 for services at
 $0.10 per share         45,750        46       4,529         -             -

Net loss for
 the year ended
 December 31, 1998          -         -           -           -       (15,241)

Balance,
 December 31, 1998      350,750       351      25,582         -       (41,644)

Expenses paid
 on the Company's
 behalf                     -         -         5,754         -             -

Net loss for
 the year
 ended December
 31, 1999                   -         -             -         -        (6,051)

Balance,
 December 31, 1999      350,750   $   351   $  31,336    $    -     $ (47,695)

Expenses paid on
Company's behalf            -         -         5,288         -            -

Common stock issued for
cash at $0.01 per
share                 1,250,000     1,250      11,250         -            -

Common stock issued
for cash at $0.12 per
share                 1,700,000     1,700     298,300    (100,000)         -

Net loss for the year
ended December 31,
2000                        -         -             -         -      (204,787)

Balance, December 31,
2000                  3,300,750   $ 3,301   $ 346,174   $(100,000)  $(252,482)

Net loss for the three
months ended March 31,
2001 (unaudited)            -         -             -         -        (2,413)

Balance, March 31,
 2001 (unaudited)     3,300,750   $ 3,301   $ 346,174   $(100,000)  $(254,895)

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                               Inception on
                                                                 April 22,
                             For the Three Months Ended       1983 Through
                                      March 31,                 March 31,
                                  2001           2000             2001
CASH FLOWS FROM  OPERATING ACTIVITIES

  Net loss                       $   (2,413)  $        -    $      (254,895)
  Adjustments to reconcile net loss
  to net cash (used) by operating
  activities:
   Common stock issued for services     -              -              4,575
  Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts
   payable                            2,413           (783)           5,420

      Net Cash (Used) by Operating
      Activities                        -             (783)        (244,900)

CASH FLOWS FROM INVESTING ACTIVITIES    -              -                -

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock              -              -            229,000
  Additional paid-in capital            -              783           15,900

     Net Cash Provided by Financing
     Activities                         -              783          244,900

NET INCREASE IN CASH                    -              -                -

CASH AT BEGINNING OF PERIOD             -              -                -

CASH AT END OF PERIOD          $        -       $      -           $    -

CASH PAID FOR:

  Interest                     $        -       $      -           $    -
  Income taxes                 $        -       $      -           $    -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for
  services                     $        -       $      -           $  4,575

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations.
----------------------

          At March 31, 2001, the Company had $0 in assets and $5,420 in liabilities. The Company had no revenues for the three months ended March 31, 2001 and 2000, with $2,413 and $0 in expenses, for net losses of ($2,413) and ($0), respectively.

          The Company incurred losses of ($2,413) for the period ended
March 31, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At March 31, 2001, the Company had no current assets, with total current liabilities of $5,420. Total stockholder's equity was ($5,420).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Pursuant to an S-4 Registration Statement and Joint Proxy Statement and Prospectus of the Company and its subsidiary filed with the Securities and Exchange Commission and granted an effective date of October 11, 2000, the stockholders of the Company voted on November 10, 2000, to re-domicile the Company to the British Virgin Islands. Of the 3,300,750 shares of the Company entitled to vote, 2,726,350 voted for the proposal, with none against and none abstaining. On September 22, 2000, Bethurum Laboratories, Ltd. was incorporated in the British Virgin Islands as an International Business Company for the sole purpose of changing the domicile of the Company. On November 13, 2000, the Company filed Articles of Merger with the State of Utah, and on November 22, 2000, the Company filed Articles of Merger and a Plan of Merger with the Registry of Companies in the British Virgin Islands. Copies of this documentation were filed as exhibits to the Company's 8-K Current Report dated November 22, 2000.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2000.*

               S-4 Registration Statement and Joint Proxy Statement and Prospectus with an effective date of October 11, 2000.*

          (b)  Reports on Form 8-K.

               None.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BETHURUM LABORATORIES, INC.

Date: 5/21/01                            By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 5/21/01                            By/s/W. Scott Thompson
      ----------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary