Form 10QSB
period 2001-06-30
BETHURUM LABORATORIES INC
filed 2001-08-14
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549
                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
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

                                June 30, 2001

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

               June 30, 2001 and December 31, 2000

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                  June 30,     December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                             $    -      $    -

     Total Current Assets                               -           -

     TOTAL  ASSETS                                 $    -      $    -


          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                 $    17,651 $     3,007

      Total Liabilities                                 17,651       3,007

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 3,300,750 shares
  issued and outstanding                                 3,301       3,301
  Additional paid-in capital                           347,089     346,174
  Subscription receivable                             (100,000)   (100,000)
  Deficit accumulated during development stage        (268,041)   (252,482)

     Total Stockholders' Equity (Deficit)              (17,651)     (3,007)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $    -       $    -

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                                 Inception on
                                 For the          For the         October 9,
                            Six Months Ended Three Months Ended 1968 Through
                                 June 30,         June 30,         June 30,
                            2001        2000    2001       2000      2001
REVENUES                   $     -   $     -   $    -   $     -  $       -

EXPENSES

General and administrative    15,559     5,456   13,146     5,456    304,286

    Total Expenses            15,559     5,456   13,146     5,456    304,286

LOSS FROM OPERATIONS         (15,559)   (5,456) (13,146)   (5,456)  (304,286)

OTHER (EXPENSE) INCOME

  Other income                   -         -        -         -       40,000
  Interest expense               -         -        -         -       (3,755)

    Total Other (Expense)
    Income                       -         -        -         -       36,245

NET LOSS                  $  (15,559) $ (5,456)$(13,146) $ (5,456) $(268,041)

BASIC AND DILUTED LOSS PER
 SHARE                    $    (0.00) $  (0.02)$  (0.00) $  (0.02)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        3,300,750    350,750 3,300,750  350,750

The accompanying notes are an integral part of these financial statements

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to June 30, 2001

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

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to June 30, 2001

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage

Balance, December 31,
1990                    305,000       305      16,195         -     $ (18,607)

Net loss for
 the year ended
 December 31, 1991          -          -            -         -          (169)

Balance,
 December 31, 1991      305,000       305      16,195         -       (18,776)

Net loss for
 the year ended
 December 31, 1992          -          -            -         -          (182)

Balance,
 December 31, 1992      305,000       305      16,195         -       (18,958)

Net loss for
 the year ended
 December 31, 1993          -          -            -         -          (196)

Balance,
 December 31, 1993      305,000       305      16,195         -       (19,154)

Net loss for
 the year ended
 December 31, 1994          -          -            -         -          (213)

Balance,
 December 31, 1994      305,000       305      16,195         -       (19,367)

Net loss for
 the year ended
 December 31, 1995          -          -            -         -          (229)

Balance,
 December 31, 1995      305,000       305      16,195         -       (19,596)

Expenses paid
 on the Company's
 behalf                     -          -          473         -             -

Net loss for
 the year ended
 December 31, 1996          -          -            -         -        (6,385)

Balance,
 December 31, 1996      305,000       305      16,668         -       (25,981)

Expenses paid on
 the Company's
 behalf                     -          -        3,167         -             -

Net loss for
 the year ended
 December 31, 1997          -          -            -         -          (422)

Balance,
 December 31, 1997      305,000    $  305  $   19,835   $     -    $  (26,403)

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
        From Inception on April 22, 1983 to June 30, 2001

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage

Balance, December 31,
1997                    305,000    $  305     $19,835   $     -   $   (26,403)

Expenses paid on
 the Company's
 behalf                     -          -        1,218         -             -

Common stock issued
 for services at
 $0.10 per share         45,750        46       4,529         -             -

Net loss for
 the year ended
 December 31, 1998          -         -           -           -       (15,241)

Balance,
 December 31, 1998      350,750       351      25,582         -       (41,644)

Expenses paid
 on the Company's
 behalf                     -         -         5,754         -             -

Net loss for
 the year
 ended December
 31, 1999                   -         -             -         -        (6,051)

Balance,
 December 31, 1999      350,750   $   351   $  31,336    $    -     $ (47,695)

Expenses paid on
Company's behalf            -         -         5,288         -            -

Common stock issued for
cash at $0.01 per
share                 1,250,000     1,250      11,250         -            -

Common stock issued
for cash at $0.12 per
share                 1,700,000     1,700     298,300    (100,000)         -

Net loss for the year
ended December 31,
2000                        -         -             -         -      (204,787)

Balance, December 31,
2000                  3,300,750   $ 3,301   $ 346,174   $(100,000)  $(252,482)

Expenses paid on
Company's behalf
(unaudited)                 -         -           915         -            -

Net loss for the six
months ended June 30,
2001 (unaudited)            -         -             -         -       (25,559)

Balance, June 30,
 2001 (unaudited)     3,300,750   $ 3,301   $ 347,089   $(100,000)  $(268,041)

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                                Inception on
                                                                 April 22,
                                      For the Six Months Ended  1983 Through
                                              June 30,            June 30,
                                         2001           2000        2001
CASH FLOWS FROM  OPERATING ACTIVITIES

  Net loss                               $ (15,559)     $ (5,456) $  (268,041)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
   Common stock issued for services            -             -          4,575
  Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts payable  14,644         2,826       17,651

       Net Cash (Used) by Operating
       Activities                             (915)       (2,630)    (245,815)

CASH FLOWS FROM INVESTING ACTIVITIES           -             -            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                     -             -        229,000
  Additional paid-in capital                   915         2,630       16,815

       Net Cash Provided by Financing
       Activities                              915         2,630      245,815

NET INCREASE IN CASH                           -             -            -

CASH AT BEGINNING OF PERIOD                    -             -            -

CASH AT END OF PERIOD                    $     -        $    -      $     -

CASH PAID FOR:

  Interest                               $     -        $    -      $     -
  Income taxes                           $     -        $    -      $     -


SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

  Common stock issued for services       $     -        $    -      $   4,575

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations.
----------------------

          At June 30, 2001, the Company had $0 in assets and $17,651 in liabilities. The Company had no revenues for the three months ended June 30, 2001 and 2000, with $13,146 and $5,456 in expenses, for net losses of ($13,146) and ($5,456), respectively. The Company had no revenues for the six months ended June 30, 2001 and 2000, with $15,559 and $5,456 in expenses, for net losses of ($15,559) and ($5,456), respectively.

          The Company incurred losses of ($13,146) for the period ended
June 30, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At June 30, 2001, the Company had no current assets, with total current liabilities of $17,651. Total stockholder's equity was ($17,651).

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

                                         BETHURUM LABORATORIES, INC.

Date: 8/14/01                            By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                              William A. Silvey, Jr., Director
                                              and President

Date: 8/14/01                            By/s/W. Scott Thompson
      ----------                              ------------------------
                                              W. Scott Thompson, Director
                                              Secretary