Form 10QSB/A
period 2001-03-31
BETHURUM LABORATORIES INC
filed 2001-08-23
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549
                              FORM 10-QSB/A-1

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

    BRITISH VIRGIN ISLANDS                                  None-N/A
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

                                         BETHURUM LABORATORIES, INC.

Date: 8/23/01                            By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/23/01                            By/s/W. Scott Thompson
      ----------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary