Form 10QSB
period 2001-09-30
BETHURUM LABORATORIES INC
filed 2001-11-14
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549
                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001
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

                             September 30, 2001

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

                       FINANCIAL STATEMENTS

            September 30, 2001 and December 31, 2000

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                              September 30,  December 31,
                                                   2001          2000
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                             $    -      $    -
                                                   ----------- -----------
     Total Current Assets                               -           -
                                                   ----------- -----------
     TOTAL  ASSETS                                 $    -      $    -
                                                   =========== ===========

          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                 $    19,077 $     3,007
                                                   ----------- -----------
      Total Liabilities                                 19,077       3,007
                                                   ----------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 100,000,000 common
  shares at $0.001 par value; 3,300,750 shares
  issued and outstanding                                 3,301       3,301
  Additional paid-in capital                           347,089     346,174
  Subscription receivable                             (100,000)   (100,000)
  Deficit accumulated during development stage        (269,467)   (252,482)
                                                   -----------  ----------
     Total Stockholders' Equity (Deficit)              (19,077)     (3,007)
                                                   -----------  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $    -       $    -
                                                   ===========  ==========

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                                 Inception on
                                 For the          For the         October 9,
                           Nine Months Ended Three Months Ended 1968 Through
                             September 30,     September 30,     September 30,

                            2001        2000    2001       2000      2001
REVENUES                   $     -   $     -   $    -   $     -   $       -
                           --------- --------- -------- --------- ----------
EXPENSES

General and administrative    16,985   218,941    1,426   213,485    305,712
                           --------- --------- -------- --------- ----------
    Total Expenses            16,985   218,941    1,426   213,485    305,712
                           --------- --------- -------- --------- ----------
LOSS FROM OPERATIONS         (16,985) (218,941)  (1,426) (213,485)  (305,712)
                           --------- --------- -------- --------- ----------
OTHER (EXPENSE) INCOME

  Other income                   -         -        -         -       40,000
  Interest expense               -         -        -         -       (3,755)
                           --------- --------- -------- --------- ----------
    Total Other (Expense)
    Income                       -         -        -         -       36,245
                           --------- --------- -------- --------- ----------
NET LOSS                   $ (16,985)$(218,941)$ (1,426)$(213,485)$ (269,467)
                           ========= ========= ======== ========= ==========
BASIC AND DILUTED LOSS PER
 SHARE                     $   (0.00)$   (0.23)$  (0.00)$   (0.12)
                           ========= ========= ======== =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        3,300,750   964,800 3,300,750 1,825,750
                           ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on April 22, 1983 to September 30, 2001

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage
Balance on inception         -    $    -     $      -  $      -   $        -

Issuance of common
 stock for cash at
 inception at
 approximately $.05
 per share                30,000        30      1,470         -            -

Issuance of common
 stock for cash at
 $0.06 per share         250,000       250     14,750         -            -

Common stock issued
 during
 reorganization
 agreement            1,000,000     1,000      (1,000)        -            -

Cancellation of
 common stock
 from divestiture
 agreement             (975,000)     (975)        975         -            -

Net loss from
 inception on
 April 22, 1983
 through
 December 31, 1986          -          -            -         -       (18,049)

Balance,
 December 31, 1986      305,000       305      16,195         -       (18,049)

Net loss for
 the year ended
 December 31, 1987          -          -            -         -          (124)

Balance,
 December 31, 1987      305,000       305      16,195         -       (18,173)

Net loss for
 the year ended
 December 31, 1988          -          -            -         -          (134)

Balance,
 December 31, 1988      305,000       305      16,195         -       (18,307)

Net loss for
 the year ended
 December 31, 1989          -          -            -         -          (144)

Balance,
 December 31, 1989      305,000       305      16,195         -       (18,451)

Net loss for
 the year ended
December 31, 1990           -          -            -         -          (156)

Balance,
 December 31, 1990      305,000    $  305    $ 16,195    $    -     $ (18,607)

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on April 22, 1983 to September 30, 2001

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

                   BETHURUM LABORATORIES, INC.
                     (A Development Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on April 22, 1983 to September 30, 2001

                                                                    Deficit
                                                                  Accumulated
                                           Additional    Stock     During the
                        Common Stock        Paid-in   Subscription Development
                      Shares       Amount   Capital    Receivable     Stage

Balance, December 31,
1997                    305,000    $  305     $19,835   $     -   $   (26,403)

Expenses paid on
 the Company's
 behalf                     -          -        1,218         -             -

Common stock issued
 for services at
 $0.10 per share         45,750        46       4,529         -             -

Net loss for
 the year ended
 December 31, 1998          -         -           -           -       (15,241)

Balance,
 December 31, 1998      350,750       351      25,582         -       (41,644)

Expenses paid
 on the Company's
 behalf                     -         -         5,754         -             -

Net loss for
 the year
 ended December
 31, 1999                   -         -             -         -        (6,051)

Balance,
 December 31, 1999      350,750   $   351   $  31,336    $    -     $ (47,695)

Expenses paid on
Company's behalf            -         -         5,288         -            -

Common stock issued for
cash at $0.01 per
share                 1,250,000     1,250      11,250         -            -

Common stock issued
for cash at $0.12 per
share                 1,700,000     1,700     298,300    (100,000)         -

Net loss for the year
ended December 31,
2000                        -         -             -         -      (204,787)

Balance, December 31,
2000                  3,300,750   $ 3,301   $ 346,174   $(100,000)  $(252,482)

Expenses paid on
Company's behalf
(unaudited)                 -         -           915         -            -

Net loss for the nine
months ended September 30,
2001 (unaudited)            -         -             -         -       (16,985)

Balance, September 30,
 2001 (unaudited)     3,300,750   $ 3,301   $ 347,089   $(100,000)  $(269,467)

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                                Inception on
                                                                 April 22,
                                     For the Nine Months Ended  1983 Through
                                          September 30,         September 30,
                                         2001           2000        2001
CASH FLOWS FROM  OPERATING ACTIVITIES

  Net loss                               $ (16,985)    $(218,941) $  (269,467)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
   Common stock issued for services            -             -          4,575
  Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts payable  16,070         1,153       19,077

                                         ---------      ---------  -----------
       Net Cash (Used) by Operating
       Activities                             (915)      (217,788)   (245,815)

CASH FLOWS FROM INVESTING ACTIVITIES           -             -            -
                                         ---------      ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                     -          212,500     229,000
  Additional paid-in capital                   915          5,288      16,815
                                        ----------      ---------  ----------
       Net Cash Provided by Financing
       Activities                              915        217,788     245,815
                                        ----------      ---------  ----------
NET INCREASE IN CASH                           -             -            -

CASH AT BEGINNING OF PERIOD                    -             -            -
                                        ----------      ---------  ----------
CASH AT END OF PERIOD                   $      -        $    -     $      -
                                        ==========      =========  ==========
CASH PAID FOR:

  Interest                               $     -        $    -      $     -
  Income taxes                           $     -        $    -      $     -

SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

  Common stock issued for services       $     -        $    -      $   4,575

The accompanying notes are an integral part of these financial statements.

                   BETHURUM LABORATORIES, INC.
                  (A Development Stage Company)
                  Notes the Financial Statements
           September 30, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations.
----------------------

          At September 30, 2001, the Company had $0 in assets and $19,077 in liabilities. The Company had no revenues for the three months ended September 30, 2001 and 2000, with $1,426 and $213,485 in expenses, for net losses of ($1,426) and ($213,485), respectively. The Company had no revenues for the nine months ended September 30, 2001 and 2000, with $16,985 and $218,941 in expenses, for net losses of ($16,985) and ($218,941), respectively.

          The Company incurred losses of ($1,426) for the period ended September 30, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At September 30, 2001, the Company had no current assets, with total current liabilities of $19,077. Total stockholder's equity was ($19,077).

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

                                         BETHURUM LABORATORIES, INC.

Date: 11/14/01                           By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 11/14/01                           By/s/W. Scott Thompson
      ----------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary