Form 10KSB/A
period 2000-12-31
BETHURUM LABORATORIES LTD
filed 2001-12-10
CIK 1075082

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                      Commission File No. 0-25167

                       BETHURUM LABORATORIES, LTD.
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

                           December 6, 2001

                             1,600,750


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

                                    BETHURUM LABORATORIES, LTD.


Date: 12/7/01                       By/s/William A. Silvey, Jr.
      ------------                      ----------------------
                                        William A. Silvey, Jr.
                                        President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    BETHURUM LABORATORIES, LTD.


Date: 12/7/01                       By/s/William A. Silvey, Jr.
      -------------                     ----------------------
                                        William A. Silvey, Jr.
                                        President and Director



Date: 12/7/01                       By/s/W. Scott Thompson
      ------------                      ----------------------
                                        W. Scott Thompson, Director
                                        Secretary