Form 10QSB/A
period 2001-03-31
BETHURUM LABORATORIES LTD
filed 2001-12-10
CIK 1075082

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549
                              FORM 10-QSB/A-2

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-25167
                                      -------

                    BETHURUM LABORATORIES, LTD.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

    BRITISH VIRGIN ISLANDS                                  None-N/A
-------------------------------                     --------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     6371 Richmond, #200
                     Houston, Texas 77057
                     --------------------
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

                          Common - 1,600,750 shares

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

                                         BETHURUM LABORATORIES, LTD.

Date: 12/7/01                            By/s/William A. Silvey, Jr.
      ----------                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 12/7/01                            By/s/W. Scott Thompson
      ----------                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary