Form 10KSB
period 2001-12-31
BETHURUM LABORATORIES LTD
filed 2002-05-21
CIK 1075082

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

 Commission File No. 0-25167

GSL HOLDINGS, INC.

---------------------------
(Name of Small Business Issuer in its Charter)

 BRITISH VIRGIN ISLANDS

                 ---------------------------------
             (State or Other Jurisdiction of incorporation or organization)

   N/A

        ------------------------------

(I.R.S. Employer I.D. No.)

123 South Los Robles Avenue
Pasadena, California 91101
--------------------
(Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code: (626) 356-3888

Bethurum Laboratories, Inc., 6371 Richmond, #200, Houston, Texas 77057

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

        (1) Yes X     No             (2) Yes   X           No
                   ---            ---                    —                  —

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.    $2,000,000 as of April 30, 2002

There are approximately 400,000 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been a limited trading market for the Company's common stock, ranging from $0.75 to $10.00, so the Company has arbitrarily valued these shares at $5.00 per share.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)
N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  April 30, 2002: 8,149,188.

DOCUMENTS INCORPORATED BY REFERENCE

 See Part III, Item 13.

Transitional Small Business Issuer Format Yes X   No __

 PART I

Item 1.

Description of Business.

Business Development.

Year Ended December 31, 2001

---------------------

During 2001, the Company entered into an agreement to acquire Global Starlink Group, Ltd , a Cayman Islands company, which is in the business of facilitating commerce between the United States and China.  The nature of the transaction was reported on Form 8-K, filed January 8, 2002, and resulted in 7,600,000 restricted common shares being issued to Allstate Development, Ltd. in late March, 2002.  The Company is now operating as a commercial link between Chinese companies and American customers for those companies.  Several commission agents have been hired, office space has been leased and revenues are anticipated during the second quarter of 2002.

In January, 2002, the Company effected a 1-for-4 reverse recapitalization of its stock, prior to the acquisition of Global Starlink.  During the first quarter, the Company conducted private placements to secure operating capital, raising $307,500, which has been utilized to expand the Company's US operations.  On January 18, 2002, the Company changed its name to GSL Holdings, Inc., and its trading symbol was similarly altered, to GSLH, to reflect this change.

Year Ended December 31, 2000
---------------------
At a Special Meeting of the Board of Directors of Bethurum Laboratories, Inc. ("Bethurum" or the "Company") held on June 15, 2000, the Company adopted a Business Plan whereby the Company intended to develop, acquire and operate wireless telecommunications networks in developing markets throughout the world. At that time, the Company offered and sold 1,250,000 post-split (following a one for 10 reverse split of its outstanding common stock that is reflected in all computations contained in this Report) shares of its "restricted securities" (common stock) at a price of $0.01 per share, to persons, including members of management, who had assisted the Company since the recommencement of its development stage. On July 19, 2000, Benchmark Merchant Partners, LLC ("Benchmark") paid the Company the sum of $200,000 and executed a Promissory Note in the amount of $100,000 payable to the Company on the earlier of the completion of an acquisition of an acceptable business or enterprise engaged in the wireless telecommunications networks industry, or December 31, 2000, and the Company issued 1,700,000 shares of its "restricted securities" (common stock) to Benchmark. All 1,700,000 shares issued to Benchmark were held in escrow by the Company's legal counsel as collateral for payment of the Promissory Note, which was never paid. The parties also agreed that the Company could, at its option, cancel the Promissory Note, cancel the 1,700,000 shares and pay Benchmark the sum of $75,000 in satisfaction of all claims between them. Management accomplished that repayment in December, 2001.  See Part III, Item 13.

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

Business.
---------
The Company has had no material business operations for over five years. On December 18, 2001, the Company adopted a Business Plan pursuant to which the Company acquired Everbright Overseas Development, Ltd., a company with extensive relationships with the People's Republic of China, with the intent to develop a trans-national assurance and agency business between China and the United States.  As of April 30, 2002, the Company had acquired office space in Pasadena, California, entered into a series of commission and sales agent agreements with the aim of increasing local awareness of the Company's capabilities within China and established an internet web site, gslh.com, which will commence listings of the various Chinese corporate clients that are being solicited as members of the Company's trading services group.

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

Item 2. Description of Property.
------------------------
The Company has no significant material assets or property.  It leases approximately 2,500 square feet of office space in Pasadena, California, under a two year lease, commencing at $2,475.00 per month and escalating slightly, through the term, to $2,550 per month.  The Company has general premises liability insurance, which management believes is sufficient for normal office operations.

Item 3. Legal Proceedings.
------------------------
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

Item 4. Submission of Matters to a Vote of Security Holders.
----------------------------------------------------
Pursuant to an S-4 Registration Statement and Joint Proxy Statement and Prospectus of the Company and its subsidiary filed with the Securities and Exchange Commission and granted an effective date of October 11, 2000, the stockholders of the Company voted on November 10, 2000, to redomicile the Company to the British Virgin Islands. Of the 3,300,750 shares of the Company entitled to vote, 2,726,350 voted for the proposal, with none against and none abstaining. On September 22, 2000, Bethurum Laboratories, Ltd. was incorporated in the British Virgin Islands as an International Business Company for the sole purpose of changing the domicile of the Company. On November 13, 2000, the Company filed Articles of Merger with the State of Utah, and on November 22, 2000, the Company filed Articles of Merger and a Plan of Merger with the Registry of Companies in the British Virgin Islands.  Copies of this documentation were filed as exhibits to the Company's 8-K Current Report dated November 22, 2000. See Part III, Item 1.  There have been no matters submitted to a Vote of Security Holders since that time.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
---------------------------------------------------------
Market Information.
-------------------
There has been no "established trading market" for shares of the Company's common stock during the past five years. The Company's common stock has been nominally quoted on the OTC Bulletin Board of the NASD under the trading symbol "BTRU" since December 13, 1999, and GSLHf since January, 2002. The high and low bid quotations for the quarters ended in 2001 are listed below. There can be no assurance that a substantial public market for the Company's securities will develop.

STOCK QUOTATIONS
CLOSING BID
                            Quarter ended:             High*                 Low*
                            -------------- ---- ---

                            March 31, 2001         $ 6.00                $ 2.00
                            June 30, 2001            $ 6.00                $.2.00
                            September 30, 2001  $.6.00                $ 2.00

                            December 31, 2001  $10.00                $ 5.00

* These quotations were provided by the National Quotation Bureau, LLC. They represent prices between dealers; do not include retail markups,   markdowns or commissions; and do not represent actual transactions, and are all in post-reverse denominations.

There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

Holders.
--------
The number of record holders of the Company's common stock as of April 30, 2002, was approximately 205.

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

Recent Sales of Unregistered Securities.
----------------------------------------
The following table sets forth the sales of "restricted securities" of the Company during the past three years:

Name or Group	Date Acquired	Number of Shares	Aggregate Compensation

Consultants (1)	August 18, 2000	1,250,000*	12,500
Limited Offering (2)	August 18, 2000	1,700,000*	300,000
Acquisition of Global Starlink (3)	March 25, 2002	7,600,000	Reorganization
Qi Zhang (4)	January 10, 2002	10,000	10,000
Shi Dong Zhang (4)	January 10, 2002	2,000	5,000
DianBin Wu (4)	January 17, 2002	2,000	5,000
Chingman Tam (4)	January 20, 2002	5,000	12,500
D.W. Doc Wiener (1)	January 25, 2002	30,000	75,000
Weiping Lok (4)	February 21, 2002	100,000	200,000

                        * Indicates that the number shown is not adjusted for subsequent reverse splits

    (1)  All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; and pursuant to various similar state exemptions.

    (2)  This Limited Offering was to Benchmark Partners and has since been rescinded  See the heading "Business Development," Part I, Item 1.

    (3)    These securities were issued to the shareholders of Global Starlink, currently known as Everbright Overseas Development, Ltd., (formerly Allstate Development, Ltd.) in exchange for their shares of Global Starlink.  This was a single shareholder, a company, which is an accredited investor as defined in (1) above.

    (4)    These securities were issued to citizens of China, and are believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S thereof, as sales to foreign citizens conducted in a foreign country.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.
----------------------------------------------------------
Plan of Operation.
----------------------------------------------------------
GSL plans to assure or provide a guarantee of the services and products that are sold by Chinese clients into the US marketplace.  We are not currently aware of any other company providing this service.  Because the legal system in China is still in an uncertain organizational status for dealings with non-Chinese businesses, GSL will bridge the cultural and legal differences on behalf of its clients.  The goal is to give confidence to foreign customers of Chinese companies so that greater trading volume can occur between the two countries.

GSL is intending to conduct business in five cities in China, initially, to demonstrate the ability of GSL to provide the services promised.  Each Chinese city will have an operating company that is a wholly-owned subsidiary of GSL and an assurance company, which is partly owned by GSL and partly owned by the City in China through its governmental agencies.  Each assurance company will be funded by the Chinese City, in US dollars, so that if any problems arise, these funds may be utilized to solve or minimize the problems.  Fees will be charged to Chinese companies for the GSL services and also to US companies who seek to have the transaction with a particular GSL client guaranteed.

During the next 12 months, the Company's foreseeable cash requirements will relate to maintaining the Company in good standing, which will require legal and accounting services, the provision of office space in the United States, and the engagement of various employees and sales agents to market the GSL program, both in the US and in China.  If the sums necessary are not available from operations or from private sales of equity, then they may be advanced by management or principal stockholders as loans to the Company. Any such sums would be subordinated to other debts outstanding at the time.  To date, the company has raised approximately $307,500 in private placements, both from US investors and Chinese citizens, and we believe sufficient operating capital will be available for the remainder of 2002.

Results of Operations.
----------------------
The Company had no material operations for over five years.  The Company incurred losses of ($421,465) for the year ended December 31, 2001, and ($244,787) for the year ended December 31, 2000. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing, to file its and its subsidiary's S-4 Registration Statement with the Securities and Exchange Commission and to change its domicile to the British Virgin Islands.

Liquidity.

----------
During the year ended December 31, 2001, capital contributions (and loans) by  principal stockholders amounted to $550,000; and the amount of $5,288 was similarly contributed during the year ended December 31, 2000.  The Company tentatively received $212,500 in stock subscriptions during the year ended December 31, 2000, primarily from Benchmark, pursuant to its Promissory Note payable to the Company, all of which has been returned and the transaction cancelled.

Item 7. Financial Statements.
---------------------

GSL HOLDINGS, INC.

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2001

C O N T E N T S

INDEPENDENT AUDITORS� REPORT

The Board of Directors

GSL Holdings, Inc.

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have audited the accompanying balance sheet of GSL Holdings, Inc. (formerly Bethurum Laboratories, Inc.), (a development stage company), as of December 31, 2001 and the related statements of operations, stockholders� equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on April 22, 1983 through December 31, 2001. These financial statements are the responsibility of the Company�s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSL Holdings, Inc. (formerly Bethurum Laboratories, Inc.), (a development stage company), as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on April 22, 1983 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management�s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 30, 2002

GSL HOLDINGS, INC.

(a Development Stage Company)

                      BALANCE SHEETS

ASSETS
December 31, 2001
CURRENT ASSETS

Restricted Cash	68,960
Total Current Assets	68,960

TOTAL ASSETS	68,960

LIABILITIES AND STOCKHOLDERS AND EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	7,970
Notes payable - related parties (Note 1)	550,000
Total Liabilities	557,940

STOCKHOLDERS EQUITY (DEFICIT)

Common stock; authorized 1,000,000,000 common shares, no par value; 400,188 shares issued and outstanding
Additional paid-in capital	26,392
Deficit accumulated during development stage	(673,947)
Total Stockholders' Equity (Deficit)	(448,980)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	68,960

GSL HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended	For the Year Ended	From Inception on April 22, 1983 through
	December 31	December 31	December 31
	2001	2000	2001
REVENUES	$ -	$ -	$ -

EXPENSES
General and administrative	421,465	244,787	710,192
Total Expenses	421,465	244,787	710,192

LOSS FROM OPERATIONS	(421,465)	(244,787)	(710,192)

OTHER (EXPENSE) INCOME
Other income	-	40,000	40,000
Interest expense	-	-	(3,755)
Total Other (Expense) Income	-	40,000	36,245

NET LOSS	$ (421,465)	(204,787)	$(673,947)

BASIC LOSS PER SHARE	$ (0.54)	(0.42)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	778,701	492,708

GSL HOLDINGS, INC.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

From Inception on April 22, 1983 to December 31, 2001

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage
Balance on Inception	-	-	-	-	-
Issuance of common stock for cash at inception at approximately $0.05 per share	7,500	1,500	-	-	-
Issuance of common stock for cash at $0.06 per share	62,500	15,000	-	-	-
Common stock issued during reorganization agreement	250,000	-	-	-	-
Cancellation of common stock from divestiture agreement	(243,750)	-	-	-	-
Net loss from inception on April 22, 1983 through December 31, 1986	-	-	-	-	(18,049)
Balance, December 31, 1986	76,250	16,500	-	-	-
Net loss for the year ended December 31, 1987	-	-	-	-	(124)
Balance, December 31, 1987	76,250	16,500	-	-	(18,173)
Net loss for the year ended December 31, 1988	-	-	-	-	(134)
Balance, December 31, 1988	76,250	16,500	-	-	(18,307)
Net loss for the year ended December 31, 1989	-	-	-	-	(144)
Balance, December 31, 1989	76,250	16,500	-	-	(18,451)
Net loss for the year ended December 31, 1990	-	-	-	-	(156)
Balance, December 31, 1990	76,500	16,500	-	-	(18,607)
Net loss for the year ended December 31, 1991	-	-	-	-	(169)
Balance, December 31, 1991	76,500	16,500	-	-	(18,776)
Net loss for the year ended December 31, 1992	-	-	-	-	(182)
Balance, December 31, 1992	76,500	16,500	-	-	(18,958)
Net loss for the year ended December 31, 1993	-	-	-	-	(196)
Balance, December 31, 1993	76,500	16,500	-	-	(19,154)
Net loss for the year ended December 31, 1994	-	-	-	-	(213)
Balance, December 31, 1994	76,500	16,500	-	-	(19,367)
Net loss for the year ended December 31, 1995	-	-	-	-	(229)
Balance, December 31, 1995	76,500	16,500	-	-	(19,596)
Expenses paid on Company's behalf	-	-	473	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(6,385)
Balance, December 31, 1996	76,250	16,500	473	-	(25,981)
Expenses paid on company's behalf	-	-	3,167	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	(422)
Balance, December 31, 1997	76,250	16,500	3,640	0	(26,403)
Expenses paid on Company's behalf	-	-	1,218	-	-
Common stock issued for services at $0.10 per share	11,438	4,575	-	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	(15,241)
Balance, December 31, 1998	87,688	21,075	4,858	-	(41,644)
Expenses paid on Company's behalf	-	-	5,754	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	(6,051)
Balance, December 31, 1999	87,688	21,075	10,612	-	(47,695)
Expenses paid on Company's behalf	-	-	-5,288	-	-
Common stock issued for cash at $0.10 per share	312,500	12,500	-	-	-
Common stock issued for cash at $0.12 per share	425,000	300,000	-	(100,000)	-
Net loss for the year ended December 31, 2000	-	-	-	-	(204,787)
Balance, Decembe4r 31, 2000	825,188	333,575	15,900	(100,000)	(252,482)
Cancellation of common stock	(425,000)	(175,000)	-	100,000	-
Contributed capital	-	-	10,492	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(421,465)
Balance, December 31, 2001	400,188	158,575	26,392	-	(673,974)

GSL HOLDINGS, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	From Inception on April 22, 1983 Through
	December 31,	December 31,	December 31,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (421,465)	$ (204,787)	$ (673,947)
Adjustments to reconcile net loss to net cash used by
operating activities:
Common stock issued for services	-	-	4,575
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,933	(11,354)	7,940
Increase (decrease) in accrued interest	-	(1,647)	-
Net Cash Used by Operating Activities	(416,532)	(217,788)	(661,432)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(75,000)	-	(75,000)
Proceeds from notes payable	550,000	-	550,000
Issuance of common stock	-	212,500	229,000
Additional paid-in capital	10,492	5,288	26,392

Net Cash Provided by Financing Activities	485,492	217,788	730,392

NET INCREASE IN CASH	68,960	-	68,960

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ 68,960	-	$ 68,960

CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$ -	$ -	$ 4,575
Common stock rescinded	$ (175,000)	$ -	$ (175,000)
Subscription receivable rescinded	$ (100,000)	$ -	($(100,000)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company was incorporated in the State of Utah on April 22, 1983 under the name Lion Resources, Inc. The purpose of the Company was to seek business opportunities by mergers, acquisitions and/or asset purchases. The Company subsequently redomiciled to the British Virgin Islands.

On October 24, 1983, pursuant to a reorganization agreement, the Company acquired 100% of the outstanding common stock of Bethurum Laboratories, Inc. (a Texas corporation) (BLI) through the issuance of 10,000,000 shares of its common stock. In connection with the acquisition, the Company changed its name to Bethurum Laboratories, Inc. on October 27, 1983. In January 1985, the acquisition agreement was canceled due to non-performance of BLI. Ownership of BLI was returned to its former shareholders, and the shares issued by the Company in connection with the acquisition were canceled with the exception of 250,000 shares which were not returned.

On October 24, 1983 and in conjunction with the reorganization agreement, the Company's shareholders approved a forward split agreement, whereby the outstanding common shares were exchanged at a rate of 1.6667 shares for every 1 share outstanding. This increased the outstanding shares to 2,500,000 immediately prior to the reorganization agreement.

                    On July 31, 2000 management approved a 1 for 10 reverse split of its outstanding common stock.

                   In connection with the contemplated transaction discussed in Note 3, on January 18, 2002, the Company changed its name to GSL Holdings, Inc., changed it�s capitalization to 100,000,000,000 authorized shares with no par value and effected a one-for-four reverse split of its outstanding common stock.

All references to shares outstanding and losses per share have been retroactively restated, giving effect to all of the changes in capitalization, including reverse splits.

                   The Company has not yet begun formal business operations. Accordingly, the Company is considered to be in the development stage.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

d. Provision for Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $630,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                                For the Years Ended

                                                                                              2001                2000

                        Income Tax benefit at statutory rate      $     160,157     $      77,819

                        Change in valuation allowance                  (160,157)         (77,819)

                                                                  $               -      $              -

      Deferred tax assets (liabilities) are comprised of the following:

                                                                    For the Years Ended

                                                                            December 31,

                                                                    2001                    2000

      Income tax benefit at statutory rate        $ 240,276     $      80,119

      Change in valuation allowance                (240,276)         (80,119)

                                                                 $            -      $              -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Restricted Cash

Contributions in the amount of $200,000 were made by the Company during the year. These funds were put into a Trust account held by the Company�s attorney. Contributions were used to pay for past services of officers and expenses incurred during the year. Money can only be released through written direction by the Company�s president. At December 31, 2001 the balance in the trust account was $68,960.

g. Estimates

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

h. Notes Payable - Related Parties

On December 1, 2001 two notes payable were entered into by former officers of Bethurum, for $175,000 per note for a total of $350,000. Notes are to be paid as follows: $50,000 on or before December 31, 2001. $150,000 on or before March 1, 2002 and $150,000 on or before June 1, 2002. All funds are to be deposited into a trust fund held by Corporate Council. The notes are non interest bearing unless default on payment occurs. In the event that the Company fails to make payment $15,000 shall be payable with the next payment.

NOTE 2 -          GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a transaction with an existing, operating company in order to establish business operations. If the Company is unable to obtain adequate capital or establish profitable operations, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   MATERIAL EVENTS

Effective November 21, 2001 common stock in the amount of 1,700,000 previously issued to Bench Mark Merchant Partners, L.P. was cancelled. Net proceeds of $300,000 were dispersed as follows: 1) the Company paid back to Bench Mark $75,000 and forgave the $100,000 subscription receivable previously outstanding, 2) the remaining $125,000 was kept by the Company for expenses incurred for processing the rescission.

NOTE 4 -   SUBSEQUENT EVENTS

On December 21,2001 the Company entered into an agreement to acquire 100% of the outstanding securities of Global Starlink Group, Inc. in exchange for 30,400,000 shares of the Company�s common stock. As a result of the acquisition the name of the Company was changed to GSL Holdings, Inc. and new corporate directors and officers were elected. The effective date of the above acquisition was postponed to March 19, 2002. Subsequent to the postponed acquisition, the Company increased the authorized capital from 100,000,000 shares of common stock to 1,000,000,000 shares of common stock, changed the par value of the common stock from $0.001 to no par and enacted a one for four reverse stock split of the outstanding common stock of the Company. (See Note 1). As previously indicated, all references to shares outstanding and losses per share have been retroactively stated.

Subsequent to December 31, 2001, the Company has sold 149,000 shares of common stock at prices ranging from $1.00 to $2.50 per share for total proceeds of $307,500 pursuant to an unregistered private placement of securities.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------
None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------
Identification of Directors and Executive Officers.
-----------------------------------------------------------

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Mai Wong	Chairman of Board of Directors	December 21, 2002	n/a
Luis Chang	President, Director	December 21, 2002	n/a
Murray Findley	Secretary, Director	December 21, 2002	n/a

Business Experience.
--------------------

Mai Wong (55) is the sole stockholder of Allstate/Everbright Development Overseas, Ltd., and has been Chairman of Universal Investment Group, a Singapore corporation; and a managing director of the Everbright Group, located in Beijing, China for the past five years.  She will be the Chairman of GSL Holdings for the foreseeable future and until the next annual election of directors.  She currently resides in Hong Kong.

Luis Chang (40) is the President of the company, and was the Chief Executive Officer of Universal Investment Group, from 1992 to 1998; and from 1998 to the present, he has served as the Executive Chairman at Universal.  He is committing his full time to the operation of GSL Holdings and has moved to the United States, in Pasadena, to dedicate his efforts to the US business efforts of the company.

Murray Findley (72) is a director for Coast Drapery, and has held this position for the previous 5 years, although partially retired.  Prior to serving in this position, Mr. Findley was Secretary and director for Westex Manufacturing Corp., located in Nogales, Arizona and served in these capacities for the previous 15 years.

Significant Employees.
----------------------
The Company has no current employees who are not executive officers.

Family Relationships.
---------------------
Luis Chang, President, is the son-in-law of Mai Wong, Chairman of the board of directors. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

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

Item 10. Executive Compensation.
-----------------------
Cash Compensation.
------------------
The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Mai Wong	2000 2001	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Luis Chang	2000 2001	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Murray Findley	2000 2001	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2001 or 2000. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
---------------------------------------------------------------
The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

Certain Beneficial Owners

Name and Address of Holder	Number of Shares Beneficially Owned	Percentage of Total Outstanding	Title of Class
Everbright Development Overseas, Ltd. (Mai Wong) 17F/D Lok Moon Mansion 39-41 Queen's Road East Wanchi, Hong Kong	7,600,000	93.3	Common

Security Ownership of Management

---------------------------------------

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, to wit:

Name and Address of Holder	Number of Shares Beneficially Owned	Percentage of Total Outstanding	Title of Class
Mail Wong 17F/D Lok Moon Mansion 39-41 Queen's Road East Wanchi, Hong Kong	7,600,000 (1)	93.3	Common
Luis Chang 123 S. Robles Avenue Pasadena, California 91101	0	0	Common
Murray Findley 2670 S. Western Avenue Las Vegas, Nevada 89114	0	0	Common
Totals	7,600,000	93.3	Common

-----------------------
Changes in Control.
-----------------------
There are no present arrangements known to management that may result in a change of control of the Company; however, on December 21, 2001, pursuant to the agreement to acquire Global Starlink, the then-existing officers and directors of the company resigned and 3 new directors:  Mai Wong, Murray Findley and Luis Chang were appointed, followed by the engagement of Luis Chang as President and Murray Findley as Secretary of the company.  See the Report on Form 8K filed January 8, 2002.

Item 12. Certain Relationships and Related Transactions.
-----------------------------------------------
Transactions with Management and Others.
-----------------------------------------------
There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons, promoter or founder or parent except the changes following the acquisition Global Starlink, Ltd. starting December 21, 2002 and concluding on March 25, 2002.  As a result, Mai Wong, principal shareholder of Allstate Development, Ltd., controls the 7,600,000 shares issued to Allstate Development in exchange for Global Starlink.

Item 13. Exhibits and Reports on Form 8-K.*
---------------------------------
Reports on Form 8-K

8-K Current Report dated January 8, 2002
8-K/A Current Report dated March 21, 2002

10-SB Registration Statement, as amended**         Incorporated in Part I, Part II
Annual Report on Form 10-KSB for the                                         Part I
calendar year ended December 31, 2000**
S-4 Registration Statement Effective                                               Part I
October 11, 2000**

Exhibit
Number                                                                             Description
-----------------
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

GSL HOLDINGS, INC.

Date:5/20/2002

By   /s/Luis Chang

Luis Change, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

GSL HOLDINGS, INC.

Date: 5/20/2002

By:  /s/Luis Chang

Luis Chang, President and Director

By: /s/ Mai Wong

Mai Wong, Director

By: /s/ Murray Findley

Murray Findley, Secretary and Director