Form 10QSB
period 2002-03-31
BETHURUM LABORATORIES LTD
filed 2002-05-21
CIK 1075082

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

or

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

Commission File Number 0-25167

GSL HOLDINGS, INC.

     (Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands                                           N/A

(State or Other Jurisdiction of                           (I.R.S. employer

Incorporation or Organization)                          Identification No.)

123 South Los Robles Avenue, Pasadena, California                   92708

(Address of Principal Executive Offices)                                   (Zip Code)

Registrant's Telephone Number, Including Area Code

(626) 356-3888

Bethurum Laboratories, Inc.

(Former Name)

 6371 Richmond, #200, Houston, Texas 77057

(Former Address)

Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES (X)        NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,149,188 shares of common stock, $.001 par value per share, were outstanding as of April 30, 2002.


GSL HOLDINGS, INC.

BALANCE SHEET

As of March 31, 2002

(unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current Assets
Cash on Hand	10,000	68,960
Leonard W. Burningham Trust Account	153,960	0
United California Bank	70,830	0
Total Checking and Savings	234,790	68,960

Other Current Assets
Rent Deposit	6,256	0
Total Other Current Assets	6,256	0
Total current Assets	241,046	68,960
TOTAL ASSETS	241,046	68,960

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	7,940	7,940
Notes payable - related parties	550,000	550,000
Total Liabilities	557,940	557,940

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; authorized 1,000,000,000 common shares, no par value; 8,149,188 issued and outstanding
	219,110	158,575
Additional paid-in capital	193,356	26,392
Deficit accumulated during development stage	(673,947)	(673,947)
Net income	(55,414)	0
Total Stockholders' Equity (Deficit)	(316,894)	(488,980)

TOTAL LIABILITIES AND EQUITY	241,046	68,960


GSL HOLDINGS, INC.

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2002 and 2001 and the

Period from April 22, 1983 through March 31, 2002

(unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	From Inception on April 22, 1983 through March 31, 2002

REVENUES	-	-	-
Other income	-	-	40,000
Interest expense	-	-	(3,755)
EXPENSES
General and administrative	575	2,413
Bank service charges	148	-
Consulting fees	17,435	-
Miscellaneous	8,150	-
Office supplies	67	-
Payroll expenses - officers salary	24,500	-
Professional fees	750	-
Travel and entertainment	3,788	-
Total Expenses	55,414	2,413	765,606
Net Income (loss)	(55,414)	(2,413)	(729,361)


GSL HOLDINGS, INC.

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001 and the

Period from April 22, 1983 through March 31, 2002

(unaudited)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001	From Inception on April 22, 1983 through March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	55,414	2,413	729,361
Adjustments to reconcile Net Income to net cash used by
operating activities	-	-
Common stock issued for services	-	-	4,575
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	2,413	7,970
Rent deposit	6,256	-	6,256
Net cash provided by operating activities	(61,670)	(2,413)	(723,102)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	217,500	-
Additional paid-in capital		-
Net cash provided by financing activities	217,500	-	948,432
NET INCREASE IN CASH	155,830	-	224,790
CASH AT BEGINNING OF PERIOD	68,690	-	10,000
CASH AT END OF PERIOD	234,790	-	234,790
CASH PAID FOR
Interest	-	-	-
Income taxes	-	-	-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	-	-	4,575
Common stock rescinded	-	-	(175,000)
Subscription receivable rescinded	-	-	(100,000)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

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

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 2. CHANGES IN SECURITIES

          Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

Item 5. OTHER INFORMATION

 Subsequent to December 31, 2001, the Company has sold 149,000 shares of common stock at prices ranging from $1.00 to $2.50 per share for total proceeds of $307,500 pursuant to an unregistered private placement of securities.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    Reports on Form 8-K

    8-K Current Report dated January 8, 2002
    8-K/A Current Report dated March 21, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 20, 2002                GSL HOLDINGS, INC.

                         By: /s/ Luis Chang

                                 Luis Chang

                                 President and Chairman