Form 10QSB/A
period 2002-03-31
GSL HOLDINGS INC
filed 2002-07-30
CIK 1075082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________

GSL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

British Virgin Islands

(State or other jurisdiction of Incorporation or organization)

0-25167

(Commission File Number)

N/A

(I.R.S. Employer Identification No.)

123 South Los Robles Avenue, Pasadena, CA 92708

(Address of Principal executive offices)

 (626) 356-3888

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

YES      X        NO _____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

8,149,188 shares as of March 31, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this quarterly report regarding GSL Holdings, Inc. and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Quarterly Report on Form 10-QSB, "GSL," "GSL Holdings," "we," "our," and "us" refers to GSL Holdings, Inc., a British Virgin Islands corporation.

INDEX

Part I. Financial Information

Item 1. Financial Information

Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2002 and for the period from May 17, 2001 (Date of Inception) to March 31, 2002

Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from May 17, 2001 (Date of Inception) to March 31, 2002

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and for the period from May 17, 2001 (Date of Inception) to March 31, 2002

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors

GSL Holdings, Inc. and Subsidiary

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have reviewed the accompanying consolidated balance sheet of GSL Holdings, Inc. (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period ended March 31, 2002 and for the period from inception on May 17, 2001 through March 31, 2002.  These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquired of persons responsible for financial and accounting matters.  It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements (and Note 2 to the annual financial statements for the year ended December 31, 2001 (not presented herein), the Company has a deficit in working capital, has experienced significant losses and has an accumulated deficit at March 31, 2002.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of GSL Holdings, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 30, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it was derived.

/s/  HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

July 17, 2002

GSL HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY BETHURUM LABORATORIES, INC.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2002	December 31, 2001
CURRENT ASSETS
Cash	$ 70,830	$ -
Deposits	3,756	-
Total Current Assets	74,586	-
TOTAL ASSETS	$ 74,586	$ -
	====	====
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$ 9,069	$ -
Notes Payable - related parties (Note 4)	350,000	-
Total Current Liabilities	359,069	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; authorized 1,000,000,000 common shares, no par value;
8,149,188 and 1 share issued and outstanding, respectively	207,946	1
Additional paid-in capital	-	-
Deferred consulting fees (Note 5)	(274,722)	-
Deficit accumulated during development stage	(217,707)	(1)
Total Stockholders' Equity (Deficit)	(284,483)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 74,586	$ -
	=====	======

The accompanying notes and review report are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY BETHURUM LABORATORIES, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
From Inception on May 17, 2001 to March 31, 2002
(Unaudited)
	For the	From
	Three	Inception on
	Months	May 17, 2001
	Ended	through
	March 31,	March 31,
	2002	2002
REVENUES	$ -	$ -

EXPENSES
General and administrative	217,706	217,707
Total Expenses	217,706	217,707
LOSS FROM OPERATIONS	(217,706)	(217,707)

OTHER INCOME (EXPENSE)
Other income	-	-
Interest expense	-	-
Total Other Income (Expense)	-	-

NET LOSS	$ (217,706)	$(217,707)
	========	========
BASIC LOSS PER SHARE	$ (0.03)
	=======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,368,238
	=======

The quarter ended March 31, 2001 is not presented because the inception date of the Company is May 17, 2001.

The accompanying notes and review report are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY BETHURUM LABORATORIES, INC.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From Inception on May 17, 2001 to March 31, 2002
(Unaudited)
					Deficit
					Accumulated
	Common Stock		Additional Paid-In Capital	Deferred Consulting Fees	During the Development Stage
	Shares	Amount

Balance on inception	-	$ -	$ -	$ -	$ -
Issuance of common stock for services at inception $0.00 per share	7,600,000	1	-	-	-

Net loss from inception on May 17, 2001 through December 31, 2001	-	-	-	-	(1)
Balances, December 31, 2001	7,600,000	1	-	-	(1)

Recapitalization	400,188	(507,440)	-	-	-
Options to purchase common stock granted on January 8, 2002 as payment for consulting services	-	407,885	-	(407,885)	-

Common stock issued for cash at $1.00 per share on January 10, 2002	10,000	10,000	-	-	-

Common stock issued for cash at $2.50 per share on January 10, 2002	2,000	5,000	-	-	-

Common stock issued for cash at $2.50 per share on January 17, 2002	2,000	5,000	-	-	-

Common stock issued for cash at $2.50 per share on January 20, 2002	5,000	12,500	-	-	-

Common stock issued for cash at $2.50 per share on January 25, 2002	30,000	75,000	-	-	-

Common stock issued for cash at $2.00 per share on February 21, 2002	100,000	200,000	-	-	-

Amortization of deferred consulting fees	-	-	133,163	-	-

Net loss for the three months ended March 31, 2002	-	-	-	-	(217,706)
Balances at March 31, 2002	8,149,188	$ 207,946	$ -	$ 274,722	$ (217,707)
	=======	======	======	======	======

The Accompanying notes and review report are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY BETHURUM LABORATORIES, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
		Period from
	Three	Inception
	Months Ended March 31, 2002	May 17, 2001 through March 31, 2002

Cash flows from operating activities:
Net Loss	$ (217,706)	$ (217,707)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred consulting fees	133,163	133,163
Common stock issued for services	-	1
Changes in operating assets and liabilities:
(Increase) in deposits	(3,756)	(3,756)
Increase in accounts payable	1,129	1,129
Net cash used in Operating Activities	(87,170)	(87,170)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Payment of notes payable	(150,000)	(150,000)
Proceeds from reorganization	500	500
Issuance of common stock for cash	307,500	307,500

Net Cash Provided by Financing Activities	158,000	158,000

Net increase in Cash	70,830	70,830
Cash, beginning of period	-	-
Cash, end of period	$ 70,830	$ 70,830
Cash paid for:	=====	=====
Interest	$ -	$ -
Income taxes	$ -	$ -
Schedule of non-cash financing activities:
Common stock options issued for deferred consulting fees	$ 407,885	$ 407,885
Common stock issued for services	$ -	$ -

The quarter ended March 31, 2001 is not presented because the inception date of the Company is May 17, 2001.

The accompanying notes and review report are an integral part of these consolidated financial statements

GSL HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2002 and December 31, 2001

(UNAUDITED)

NOTE 1 -   ORGANIZATION

Effective January 8, 2002, Bethurum Laboritories, Inc.  (Bethurum), and Global Starlink Group, Inc. (Global), completed a Plan and Agreement of Reorganization whereby Bethurum issued 7,600,000 shares of its common stock in exchange for all of the outstanding common stock of Global.  Immediately prior to the Plan and Agreement of Reorganization, Bethurum had 400,188 shares of common stock issued and outstanding.  The acquisition was accounted for as a recapitalization of Global because the shareholders of Global controlled Bethurum after the acquisition was completed.  Global was treated as the acquiring entity for accounting purposes and Bethurum was the surviving entity for legal purposes.  There was no adjustment to the carrying value of the assets or liabilities of Global Starlink Group, Inc. (Global) and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Bethurum.  All references to shares of common stock have been retroactively restated.

On January 18, 2002, Bethurum changed its name to GSL Holdings, Inc.

Also effective January 18, 2002, a 1 for 4  reverse split of the Company's common stock was effected.  All references to shares of common stock in the accompanying condensed consolidated financial statements have been retroactively restated to reflect this reverse stock split.

The accompanying unaudited condensed consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiary, Global Starlink Group, Inc.  All of the entities are collectively referred to as "the Company."

NOTE 2 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 3 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern.  It is the intent of the Company to begin formal operations pursuing various business opportunities along with seeking  transactions with existing  operating companies.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -   NOTES PAYABLE - RELATED PARTIES

On December 1, 2001 two notes payable were entered into by former officers of the Company, for $175,000 per note for a total of $350,000.  These notes were to be paid as follows:  $50,000 on or before December 31, 2001,  $150,000 on or before March 1, 2002 and $150,000 on or before June 1, 2002.  The notes are non-interest bearing unless default on payment occurs.  At March 31, 2002, all scheduled payments had been made with $75,000 remaining payable on each note for a total of $150,000.  Subsequent to March 31, 2002, these notes payable have been paid off in full.

During October, November and December 2001, at total of $200,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc.  This amount remains payable to the shareholder at March 31, 2002, is non-interest bearing, and is due upon demand.

NOTE 5 -   MATERIAL EVENTS

On January 8, 2002, the Company entered into two agreements for general consulting services with two separate individuals.  The first agreement provides for services to be rendered through May 31, 2002, in exchange for compensation in the form of options to purchase 50,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share.  These options have been valued at $119,996 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements.  A related expense has been accounted for in the amount of $68,381 through March 31, 2002, with the remaining $51,585 reflected as deferred consulting expense at March 31, 2002 to be expensed over the remaining term of the consulting agreement.  These options were exercised on May 23, 2002, and resulted in $25,000 cash proceeds to the Company.

The second agreement provides for services to be rendered through January 8, 2003 in exchange for compensation in the form of options to purchase 120,000 shares of the Company's common stock at $0.50 per share.  At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share.  These options have been valued at $287,919 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements.  A related expense has been accounted for in the amount of $64,782 through March 31, 2002, with the remaining $223,137 reflected as deferred consulting expense at March 31, 2002 to be expensed over the remaining term of the consulting agreement.  These options were exercised on May 21, 2002, and resulted in $60,000 cash proceeds to the Company.

Subsequent to March 31, 2002, the Company has sold an additional 10,000 shares of common stock at a price of $2.50 per share for total proceeds of $25,000 pursuant to a private placement of unregistered securities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Organization

As used in this Form 10-QSB, the term "Company" and GSL Holdings, Inc. refers to the British Virgin Islands corporation formerly known as Bethurum Laboratories, Inc. Global Starlink Group, Inc., a Cayman Islands corporation ("Global"), refers to an operating company whose business was combined with and became that of the Company's, effective as of January 8, 2002.

The Company has previously carried on only minimal business operations primarily involving the identification and evaluation of other potential lines of business.

As a result of these efforts, effective January 8, 2002, the Company and Global entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement and a related Acknowledgement Agreement ("Acknowledgement") dated July 16, 2002, the Company acquired all of the issued and outstanding common stock of Global in exchange for 7,600,000 shares of the Company's Common Stock. As a result of this exchange, Global is now a wholly-owned subsidiary of the Company and the former shareholder of Global owned approximately 95% of the Company's Common Stock outstanding after the effective date of the transaction. Also, as a result of the exchange transaction, the Company's primary business is now that business which is the planned business to be carried on by Global in an effort to assure, streamline, facilitate, and promote trade between China and the rest of the world.

This transaction has been accounted for as a recapitalization of Global because the shareholder of Global controlled the Company after the acquisition was completed. Global was treated as the acquiring entity for accounting purposed and the Company was the surviving entity for legal purposes. Accordingly, the following discussion regarding Result of Operations includes the activities and operations of Global prior to the reorganization and the activities and operations of Global and the Company on a consolidated basis after the reorganization.

Plan of Operation

Caution about forward-looking statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate.

GSL Holdings, Inc (GSL) has been created to assure, streamline, facilitate, and promote trade between China and the rest of the world. GSL's mission is to create a Global Business Partnership Network (GBPN) in which trade between China and the Western economies can flow freely with integrity and security for all parties involved. Within the GBPN community, GSL expects to foster trade under the World Trade Organization (WTO) rules and regulations, execute on the commitments made by China to open trade, integrate with the Western economy, and offer a more predictable environment for trade and foreign investment.

Businesses worldwide are rushing to enjoy the economic benefits of trading with China. Concurrently, thousands of Chinese manufacturers previously focused only on the country's domestic sector are now beginning to pursue customers internationally. To assist both Chinese and international enterprises in this rapidly unfolding evolution in trade, GSL plans to create a network of China Trade Centers (CTC) or marketplaces, where Chinese businesses can showcase their state of the art manufacturing capabilities and products to the international business community.

Currently, small to medium size businesses have almost no opportunity and access to the competitive pricing advantages of Chinese manufacturing and products. Chinese manufacturing and products available to these small and medium size businesses have been subject to layers of agents and middlemen, thus eliminating any pricing edge. In addition, agents and promoters court U.S. businesses with the promise of access to the Chinese market. Unfortunately, most of these agents and promoters lack the network and know-how to successfully navigate the turbulent economic, cultural and political waters in China. This becomes a losing proposition for both U.S. and Chinese businesses.  U.S. businesses in this instance have not only wasted valuable time and money, but have also lost the belief and faith in any successful commerce with China.

The key services and functions of the CTC are to provide a venue or showroom where U.S. businesses can have direct trade access to Chinese manufacturers and products. All the competitive pricing advantages are recognized by the U.S. businesses directly without any dilution from agents, promoters and middlemen. Using GSL as the facilitator for trade also ensures trust, integrity and security in every transaction.

GSL plans to recruit businesses and manufacturers in China as members of the GBPN. In doing so, GSL will create and adopt standardized processes and uniform information catalogs on its Chinese Members. Through these means, GSL enables a more efficient mechanism for U.S. firms trying to identify potential trading partners within the labyrinth of companies within China. And through the utilization of available mature technologies, coupled with the presence of CTC carrying inventories of sample products, GSL provides a local U.S. conduit to these companies.

During the next 12 months, the Company's foreseeable cash requirements will relate to, maintaining the Company in good standing, the provision of daily operational expenses in the U.S. and China, the engagement of various employees, both in the U.S. and in China, and the development of the CTC network. If the cash requirements necessary are not available from operations or from private sales of equity, then management or principal stockholders may make advances as loans to the Company. Any such sums would be subordinated to other debts outstanding at the time.  Since December 31, 2001, the company has raised approximately $332,500 in private placements, both from U.S. investors and Chinese citizens. The Company believes sufficient operating capital will be available for the remainder of 2002.

Results of Operations

The Company incurred losses of ($217,706) for the quarter ended March 31, 2002.  As of March 31, 2002 the Company had not generated any revenues.  Consulting fees represent approximately 67% ($150,000) of the total expenses of the Company.  Consulting fees relate to financial consultants hired to plan and structure the reorganization of the Company.  Professional fees represent approximately 11% ($20,000) of the total expenses of the Company. Professional fees primarily were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing. The remaining 22% of expenses represents operational and G&A cost of the Company. These costs include salary, rent expense, travel, office expense and any other cost associated with daily business operations.

Liquidity and Sources of Capital

At March 31, 2002, the Company had total current assets of $74,586 and $359,069 of current liabilities resulting in a deficit in working capital of ($284,483). In addition, to date the Company has incurred operating losses totaling ($217,707). These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the quarter ended March 31, 2002.

To date, the Company has primarily funded its operations from equity funding in the form of the sale of the Company's common stock.  The Company anticipates entering into business arrangements that it hopes will generate revenues and income to meet the Company's operating requirements.  In the mean time, the Company is dependent on the further sale of its common stock to provide funds to cover its operating expenses.  The Company may find it necessary to secure operating funds from other sources until it can fully implement and realize success from its Plan of Operations.  There is no assurance that the Company will be successful in any of these efforts.

Other

In July, the Company confirmed that it had obtained a waiver, effective January 8, 2002, on the requirement to acquire Coast Draperies in exchange for $2,000,000 and options.  This event was reported by the Company on Form 8-K/A filed July 26, 2002.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2.   Changes in Securities and Use of Proceeds

During the first quarter, 149,000 shares were sold in private placements under Rule 506 and Regulation S with an additional 10,000 shares sold subsequently.  These shares were sold at prices ranging from $1.00 to $2.50 per share.  An additional 170,000 shares were issued subsequent to March 31, 2002 pursuant to options exercised at $0.50 per share.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

This filing is an Amendment of the form 10QSB filed on May 21, 2002 which was not reviewed as required by Rule 10-01(d) of Regulation S-X by our independent public accountants, or outside counsel.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.1 -  Acknowledgment Agreement, effective July 16, 2002, reorganizing the waiver of incidental conditions to the original acquisition agreements, incorporated by reference to Registrant's Form 8K/A filed July 25, 2002.

(b)  Reports on Form 8-K

On July 26, 2002, Registrant filed a report on Form 8-K/A (see (a) above)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

GSL Holdings, Inc.

(Registrant)

/s/ Luis Chang

Luis Chang

President & Chairman

Dated: July 29, 2002