Form 10QSB
period 2002-06-30
GSL HOLDINGS INC
filed 2002-08-14
CIK 1075082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For The Quarterly Period Ended JUNE 30, 2002

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 For The Transition Period From __________ To __________



                         COMMISSION FILE NUMBER 0-25167
                                                -------



                               GSL HOLDINGS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)



      BRITISH VIRGIN ISLANDS                               N/A
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)



       123 South Los Robles Avenue
          Pasadena, California                               91101
----------------------------------------            -----------------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (626) 356-3888
                          ----------------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


Common stock, no par value, 8,526,988 issued and outstanding as of July 31, 2002

                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL STATEMENT                                           2

    ITEM 1 - FINANCIAL STATEMENTS                                      2

        Consolidated Balance Sheets as of
         June 30, 2002 and as of  December 31, 2001                    3

        Consolidated Statements of Operations
         for the Three and Six Months Ended
         June 30, 2002                                                 4

        Consolidated Statements of Stockholders' Equity (Deficit)      5-6

        Consolidated Statements of Cash Flows (Unaudited)              7

        Notes to Consolidated Financial Statements                     8-12

    ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
            OPERATION                                                 13-15

PART II - OTHER INFORMATION                                           15

    ITEM 2.  CHANGES IN SECURITIES                                    15

    ITEM 5.  OTHER INFORMATION                                        16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         16


SIGNATURES                                                            17

EXHIBITS                                                              18-19

PART 1 - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS















                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS
                                     ------
                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
CURRENT ASSETS

  Cash                                             $    16,908   $         -
  Deposits                                               9,006             -
                                                   -----------   -----------
     Total Current Assets                               25,914             -
                                                   -----------   -----------
    FIXED ASSETS, NET                                    2,346             -
                                                   -----------   -----------
     TOTAL  ASSETS                                 $    28,260   $         -
                                                   ===========   ===========

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                $    28,503   $         -
   Payable - related party                              50,500             -
   Deferred revenue                                     10,000             -
   Note payable                                         50,000             -
   Notes payable - related parties                     200,000             -
                                                   -----------   -----------
      Total Current Liabilities                        339,003             -
                                                   -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 1,000,000,000 common
    shares, no par value; 8,516,988 and 1 share
    issued and outstanding, respectively               888,415             1
  Additional paid-in capital                                 -             -
  Deferred consulting fees                            (367,892)            -
  Deficit accumulated during development stage        (831,266)           (1)
                                                   -----------   -----------
     Total Stockholders' Equity (Deficit)             (310,743)            -
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                             $    28,260   $         -
                                                   ===========   ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 From Inception on May 17, 2001 to June 30, 2002
                                   (Unaudited)

                                                                       From
                                                                   Inception on
                                       For the Three For the Six     May 17,
                                       Months Ended  Months Ended  2001 Through
                                         June 30,      June 30,      June 30,
                                           2002         2002           2002
                                       ------------  ------------  ------------

REVENUES                               $          -  $          -  $          -
                                       ------------  ------------  ------------
EXPENSES

   Depreciation                                  65            65            65
   General and administrative               613,494       831,200       831,201
                                       ------------  ------------  ------------

     Total Expenses                         613,559       831,265       831,266
                                       ------------  ------------  ------------

LOSS FROM OPERATIONS                       (613,559)     (831,265)     (831,266)
                                       ------------  ------------  ------------

OTHER INCOME (EXPENSE)

   Other income                                   -             -             -
   Interest expense                               -             -             -
                                       ------------  ------------  ------------

     Total Other Income (Expense)                 -             -             -
                                       ------------  ------------  ------------

NET LOSS                               $   (613,559) $   (831,265) $   (831,266)
                                       ============  ============  ============

BASIC LOSS PER SHARE                   $      (0.07) $      (0.10)
                                       ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    8,360,979     8,267,540
                                       ============  ============



The three and six months ended June 30, 2001 are not presented because the inception date of the Company is May 17, 2001.


                   The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                 From Inception on May 17, 2001 to June 30, 2002
                                   (Unaudited)

                                                                                                     Deficit
                                                      Common Stock        Additional    Deferred   Accumulated
                                                -------------------------   Paid-in    Consulting  During the
                                                   Shares       Amount      Capital       Fees     Development Stage
                                                ------------ ------------ ------------ ------------ ------------
Balance at inception                                      -  $         -  $         -  $         -  $         -

Issuance of common stock for
 services at inception $0.00 per share            7,600,000            1            -            -            -

Net loss from inception on May 17, 2001
through December 31, 2001                                 -            -            -            -           (1)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2001                        7,600,000            1            -            -           (1)

Recapitalization (Note 1)                           400,188     (507,440)           -            -            -

Options to purchase common stock
granted on January 8, 2002 as
payment for consulting services                           -      407,885            -     (407,885)           -

Common stock issued for cash at $1.00
per share on January 10, 2002                        10,000       10,000            -            -            -

Common stock issued for cash at $2.50
per share on January 10, 2002                         2,000        5,000            -            -            -

Common stock issued for cash at $2.50
per share on January 17, 2002                         2,000        5,000            -            -            -

Common stock issued for cash at $2.50
per share on January 20, 2002                         5,000       12,500            -            -            -

Common stock issued for cash at $2.50
per share on January 25, 2002                        30,000       75,000            -            -            -

Common stock issued for cash at $2.00
per share on February 21, 2002                      100,000      200,000            -            -            -

Options to purchase common stock granted
on April 11, 2002 as payment for consulting fees          -       23,469            -            -            -

Common stock issued for consulting
fees at $3.00 per share on April 20, 2002            83,000      250,000            -     (250,000)           -
                                                -----------  -----------  -----------  -----------  -----------
Balance Forward                                   8,232,188  $   481,415  $         -  $  (657,885) $        (1)
                                                -----------  -----------  -----------  -----------  -----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                 From Inception on May 17, 2001 to June 30, 2002
                                   (Unaudited)

                                                                                                      Deficit
                                                      Common Stock          Additional   Deferred   Accumulated
                                                -------------------------    Paid-in    Consulting  During the
                                                   Shares       Amount       Capital       Fees     Development Stage
                                                ------------ ------------ ------------ ------------ ------------
Balance Forward                                   8,232,188  $   481,415  $         -  $  (657,885) $        (1)

Common stock issued for consulting
 fees at $3.00 per share on April 10,
 2002                                                66,000      200,000            -     (200,000)           -

Common stock issued for cash at $2.50
 per share on April 22, 2002                         10,000       25,000            -            -            -

Common stock issued for consulting fees
 at $2.50 per share on May 20, 2002                  30,000       75,000            -      (75,000)           -

Common stock issued for exercise of
 options at $0.50 per share on May 21,
 2002                                               120,000       60,000            -            -            -

Common stock issued for exercise of
 options at $0.50 per share on May 23,
 2002                                                50,000       25,000            -            -            -

Common stock issued for cash at $2.50
 per share on June 26, 2002                           8,000       20,000            -            -            -

Common stock issued for consulting fees
 at $2.50 per share on June 30, 2002                    800        2,000            -            -            -

Amortization of deferred consulting fees                  -            -            -      564,993            -

Net loss for the six months ended June 30,
 2002                                                     -            -            -            -     (831,265)
                                                -----------  -----------  -----------  -----------  -----------

Balance, June 30, 2002                            8,516,988  $   888,415  $         -  $  (367,892) $  (831,266)
                                                ===========  ===========  ===========  ===========  ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)                   From Inception
                                                    For the Six    on May 17,
                                                    Months Ended  2001 Through
                                                    June 30, 2002 June 30, 2002
CASH FLOWS FROM  OPERATING ACTIVITIES               ------------- -------------
   Net loss                                         $  (831,265)  $  (831,266)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                            65            65
     Amortization of deferred consulting fees           564,993       564,993
     Common stock issued for services                     2,000         2,001
     Options issued for services                         23,469        23,469
   Changes in operating assets and liabilities:
     (Increase) in deposits                              (9,006)       (9,006)
     Increase in accounts payable                        20,563        20,563
     Increase in payable-related party                   50,500        50,500
     Increase in deferred revenue                        10,000        10,000
                                                    -----------   -----------
       Net Cash Used by Operating Activities           (168,681)     (168,681)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                              (2,411)       (2,411)
                                                    -----------   -----------
       Net Cash Used by Investing Activities             (2,411)       (2,411)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of notes payable                            (300,000)     (300,000)
   Proceeds from notes payable                           50,000        50,000
   Proceeds from reorganization                             500           500
   Issuance of common stock for cash                    437,500       437,500
                                                    -----------   -----------
       Net Cash Provided by Financing Activities        188,000       188,000
                                                    -----------   -----------
NET INCREASE IN CASH                                     16,908        16,908

CASH AT BEGINNING OF PERIOD                                   -             -
                                                    -----------   -----------
CASH AT END OF PERIOD                               $    16,908   $    16,908
                                                    ===========   ===========
CASH PAID FOR:
   Interest                                         $         -   $         -
   Income taxes                                     $         -   $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Common stock options issued for deferred
               consulting fees                      $   932,885   $   932,885
  Common stock issued for services                  $     2,000   $     2,001
  Options issued for services                       $    23,469   $    23,469

   The three and six months ended June 30, 2001 are not presented because the inception date of the Company is May 17, 2001.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

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

          The accompanying unaudited condensed consolidated financial statements include the accounts of GSL Holdings, inc. and its wholly owned subsidiary, Global Starlink Group, Inc. All of the entities are collectively referred to as "the Company".


NOTE 2 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the December 31, 2001 Annual

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 2 -  BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

          Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES

          On December 1, 2001 two notes payable were entered into by former officers of the Company, for $175,000 per note for a total of $350,000. These notes were to be paid as follows: $50,000 on or before December 31, 2001, $150,000 on or before March 1, 2002 and $150,000 on or before June 1, 2002. The notes are non-interest bearing unless default on payment occurs. At June 30, 2002, all scheduled payments had been made with these notes payable paid in full.

          During October, November and December 2001, a total of $200,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc. This amount remains payable to the shareholder at June 30, 2002, is non-interest bearing, and is due upon demand.

NOTE 5 -  MATERIAL EVENTS

          On January 8, 2002, the Company entered into two agreements for general consulting services with two separate individuals. The first agreement provides for services to be rendered through May 31, 2002, in exchange for compensation in the form of options to purchase 50,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $119,996 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for the full amount through June 30, 2002. These options were exercised on May 23, 2002, and resulted in $25,000 cash proceeds to the Company.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 -  MATERIAL EVENTS (Continued)

          The second agreement provides for services to be rendered through January 8, 2003 in exchange for compensation in the form of options to purchase 120,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share.

          These options have been valued at $287,919 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $136,761 through June 30, 2002, with the remaining $151,158 reflected as deferred consulting fees at June 30, 2002 to be expensed over the remaining term of the consulting agreement. These options were exercised on May 21, 2002, and resulted in $60,000 cash proceeds to the Company.

          During the six months ended June 30, 2002, the Company entered into various other consulting agreements with individuals to provide a variety of services to the Company. One of the new consulting agreements was for a term expiring on June 30, 2002, in exchange for compensation in the form of options to purchase 10,000 shares of the Company's common stock at $1.00 per share. At the time the options were granted, the Company continued to be involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $23,469 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for the full amount through June 30, 2002. These options were exercised subsequent to June 30, 2002.

          An additional agreement provides for services to be rendered for a twelve month period beginning May 20, 2002, in exchange for compensation in the form of 30,000 shares of the Company's common stock. At the time the shares were issued, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These shares of common stock have been valued at $75,000 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $8,266 through June 30, 2002, with the remaining $66,734 reflected as deferred consulting fees at June 30, 2002 to be expensed over the remaining term of the consulting agreement.

          Two additional consulting agreements were entered into effective April 1, 2002 both having terms expiring December 31, 2002. Total compensation for services to be rendered in accordance with the

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 -  MATERIAL EVENTS (Continued)

          agreements is $900,000. At June 30,2002, a total of 149,000 shares of the Company's common stock had been issued as partial payment for these services. By agreement, these shares have been valued at $3.00 per share or a total of $450,000, which exceeds the per share price at which the Company has been selling it's common stock in private placement transactions. This amount has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $300,000 through June 30, 2002, with the remaining $150,000 reflected as deferred consulting fees at June 30, 2002 to be expensed over the remaining term of the consulting agreement along with the balance of any additional consideration paid to satisfy the obligations on these agreements.

          Effective April 1, 2002, the Company entered into a formal consulting agreement with it's President and Chief Executive Officer to provide compensations arrangements for his performance of those duties and services. The agreement is for an undetermined period of time and provides for the Company to pay compensation equal to $20,000 per month plus a reasonable housing allowance up to $5,000 per month. As of June 30, 2002, the Company had partially compensated its President and Chief Executive Officer in accordance with this agreement with a remaining unpaid balance outstanding of $50,500 at June 30, 2002. Also, in connection with these arrangements, the Company entered into a lease agreement for the President and CEO's housing, consisting of an initial security deposit of $3,756 and monthly payments of $2,500. The lease expires in February 2003.

          On June 15, 2002, the Company entered into a consulting agreement with an individual serving as its principal financial officer. The agreement is for an unspecified period of time and provides for compensation for related services in the form of $2,000 cash per month plus 1,600 shares of the Company's common stock per month. The shares of common stock earned as compensation pursuant to the agreement through June 30, 2002 have been valued at $2.50 per share consistent with similar transactions as discussed elsewhere.

          During the period ended June 30, 2002, the Company entered into a Membership Agreement with an entity desiring to participate in the GSL's Global Partnership Network (GPN). As of June 30, 2002, the activities anticipated by this Membership Agreement and the Network have not formally commenced. Accordingly, the $10,000 membership fee received by the Company from the participant has been recognized as deferred revenue in the unaudited condensed consolidated financial statements at June 30, 2002. The Company anticipates entering into similar Membership Agreements with other individuals and entities.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 6    SUBSEQUENT EVENTS

          In July 2002, the Company entered into two additional consulting agreement with individuals to provide various services. The terms of the agreement are for unspecified periods with the compensation arrangements for one agreement providing for monthly payment of $2,000 cash and 1,600 shares of the Company's common stock and the other agreement providing for payment of 2,000 shares of the Company's common stock and no cash payment.

          In July 2002, the Company entered into a Strategic Alliance Agreement. This agreement provides for the Strategic Alliance representative to market and promote the Company's GPN in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated by the GPN through the enrollment of participants, provided certain terms and conditions are met. The formal activities and operations of the Alliance and the GPN have not yet commenced. Other similar Strategic Alliance Agreements may be entered into by the Company.

ITEM 2.           MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Caution about forward-looking statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results might differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

GSL Holdings, Inc (GSL or the "Company") has been created to assure, streamline, facilitate, and promote trade between China and the rest of the world. GSL's mission is to create a Global Partnership Network in which trade between China and the Western economies can flow freely with integrity and security for all parties involved. Within the GPN community, GSL expects to foster trade under the World Trade Organization (WTO) rules and regulations, execute on the commitments made by China to open trade, integrate with the Western economy, and offer a more predictable environment for trade and foreign investment.

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

The key services and functions of the CTC are to provide a venue or showroom where U.S. businesses can have direct trade access to Chinese manufacturers and products. All the competitive pricing advantages are recognized by the U.S businesses directly without any dilution from agents, promoters and middlemen. Using GSL as the facilitator for trade also ensures trust, integrity and security in every transaction.

GSL plans to recruit businesses and manufacturers in China as members of the GPN. In doing so, GSL will create and adopt standardized processes and uniform information catalogs on its Chinese Members. Through these means, GSL enables a more efficient mechanism for US firms trying to identify potential trading partners within the labyrinth of companies within China. And through the utilization of available mature technologies, coupled with the presence of the CTC carrying inventories of sample products, GSL provides a local US conduit to these companies.

In the next 12 months, GSL expects member enrollment into the GPN and to lease a physical location for the CTC. The CTC is anticipated to become operational by the end of the third quarter of 2003. GSL intends to assess an annual membership fee of $25,000 as enrollment into the GPN for all Chinese businesses. Each member is expected to initially pay $5,000 (or 20% of the annual membership fee) upon initial enrollment, with the remaining $20,000 (or 80% of the annual membership fee) due upon the completion of a transaction facilitated by GSL. Membership revenues generated can be used to fund the Company's operations and the development of the CTC. GSL, however, cannot assure any members will enroll or revenue will be generated.

GSL has entered into a strategic alliance with Pattern Logistic, LTD (PL) to promote and market the GPN and services of the CTC. With respect to the strategic alliance, PL shall establish offices and hire dedicated staff in at least three major metropolitan areas throughout the People's Republic of China
(PRC). PL will have the exclusive right to market and promote the GPN in the PRC, however PL must obtain enrollment of at least 2000 members in each of the two subsequent 12-month periods. PL will also be paid a commission from GSL equal to three percent of the aggregate amounts actually received from members under the strategic alliance agreements. PL shall also invest at least HK$5,000,000.00 for the operation of these offices. PL shall also pay to GSL, an amount equal to HK$500,000.00 for GSL to use for any purpose related to the establishment and promotion of the GPN; provided, however, if (i) PL establishes offices in three major metropolitan areas in the Territory within six months and
(ii) each such office is operational to GSL's satisfaction, then GSL shall refund the HK$500,000.00 payment made by PL. GSL cannot assure that PL will enroll any members into the GPN.

During the next 12 months, the Company's foreseeable cash requirements will relate to maintaining the company in good standing, the provision of daily operational expenses in the US and China, the engagement of various employees in the US and China, and the development of the CTC and the GPN. The Company currently does not have the cash requirement to fulfill its plan of operation. If the cash requirements necessary are not available from operations or from private sales of equity, then management or principal stockholders may make advances as loans to the Company. Any such sums would be subordinated to other debts outstanding at the time. To date, the Company has raised approximately $352,500 in private placements, both from US investors and Chinese citizens. GSL believes sufficient operating capital will be available for the remainder of 2002, however GSL cannot give assurances to that fact.

Results of operations

The three and six months ended June 30, 2001 are not discussed and compared with the current results because the inception date of the Company is May 17, 2001. The Company incurred losses of ($613,559) for the three months ended June 30, 2002. This is an increase of $395,853 in additional losses from the three months ended March 31, 2002. The increase in losses is a result of additional consultants hired to expand the China and US infrastructure and operations. As of June 30, 2002 GSL has not generated any revenue. Consulting fees represent approximately 90% ($553,000) of the total expenses of the Company. This increase of approximately $400,000 from the prior quarter ended is primarily due to two consultants hired in China for business development and the creation of an online web presence. Consulting fees generally relate to consultants hired for the maintenance of all SEC filings, the performance of general financial and accounting duties, the development of business opportunities and strategic alliance partnerships, and the development of a website. Professional fees represent approximately 6% ($40,000) of the total expenses of GSL, an increase of $20,000 from the prior quarter ended, and are a result of an increase in the Company's business transactions. Professional fees generally relate to attorney's fees, accounting fees and filing fees to maintain the Company in good standing. The remaining 4% of expenses represents operational and G&A cost of the Company. G&A costs generally relate to salary, rent expense, travel, office expense and any other cost associated with daily business operations. The G&A expenses have decreased since the prior quarter mainly due to the hiring of consultants rather than employees and therefore less strain on the G&A cost for the Company.

Liquidity and Sources of Capital

At June 30, 2002, the Company had total current assets of $25,914 and total current liabilities of $313,089, resulting in a working capital deficit of ($313,114). In addition, to date the Company has incurred operating losses totaling ($831,266). These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the quarter ended June 30, 2002. The Company anticipates further losses and does not know when it can reach a cash flow positive position.

To date, the Company has primarily funded its operations from the sale of its common stock. The Company anticipates entering into business arrangements that it hopes will generate revenues and income to meet their operating requirements. In the meantime, the Company is dependent on the further sale of its common stock and loans from principal stockholders to provide funds to cover its operating expenses. The Company may find it necessary to secure operating funds from other sources until it can fully implement and realize success from its Plan of Operations. There are no assurances that GSL will be successful in any of these efforts.

Other

Part II.  Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2. Changes in Securities and Use of Proceeds

During the second quarter, 18,000 shares were sold in private placements under Rule 506 and Regulation S. These shares were sold at $2.50 per share. Additionally in the second quarter, 170,000 shares were issued pursuant to options exercised at $0.50 per share. Subsequent to June 30, 2002, an additional 10,000 shares were issued pursuant to options exercised at $1.00 per share. In the second quarter, 179,800 shares were issued to consultants for services rendered. As of August 15, 2002, an additional 6,300 shares were issued subsequent to June 30, 2002 to consultants for services rendered.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 - Certification in Accordance with Section 906 of the
               Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2002             GSL HOLDINGS, INC.



                 By:  /s/ Luis Chang
                    --------------------------------------------
                          Luis Chang, President and CEO



                 By:  /s/ Henry Fan
                    --------------------------------------------
                          Henry Fan, Principal Financial Officer