Form 10QSB
period 2002-09-30
GSL HOLDINGS INC
filed 2002-11-19
CIK 1075082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For The Quarterly  Period Ended SEPTEMBER 30, 2002

[   ] TRANSITION REPORT UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934 For The  Transition Period From __________TO ___________


                         COMMISSION FILE NUMBER 0-25167
                                                -------



                               GSL HOLDINGS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)



      BRITISH VIRGIN ISLANDS                              N/A
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



     123 South Los Robles Avenue
         Pasadena, California                              91101
----------------------------------------         ----------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (626) 356-3888
                           ---------------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


Common stock, no par value, 8,643,088 issued and outstanding as of October 31, 2002

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL STATEMENTS                                             1

   ITEM 1. - FINANCIAL STATEMENTS                                         1

       Consolidated Balance Sheets as of
       September 30, 2002 and as of  December 31, 2001                    2

       Consolidated Statements of Operations
       for the Three and Nine Months Ended
       September 30, 2002                                                 3

       Consolidated Statements of Stockholders' Equity (Deficit)          4-6

       Consolidated Statements of Cash Flows (Unaudited)                  7-8

       Notes to Consolidated Financial Statements                         9-14

   ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS
            OR PLAN OF OPERATION                                          15-17

   ITEM 3. -   CONTROLS AND PROCEDRES                                     17

PART II - OTHER INFORMATION                                               17

   ITEM 2. -   CHANGES IN SECURITIES AND USE OF PROCEEDS                  18

   ITEM 3. -   DEFAULTS UPON SENIOR SECURITIES                            18

   ITEM 4. -   SUBMISSION OR MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                    18

   ITEM 5. -   OTHER INFORMATION                                          18

   ITEM 6. -   EXHIBITS AND REPORTS ON FORM 8-K                           18


SIGNATURES                                                                19-23

EXHIBITS                                                                  24-27

PART 1 - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS











                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------         September 30, December 31,
                                                        2002          2001
                                                    ------------- -------------
CURRENT ASSETS

  Cash                                              $     20,017  $          -
  Deposits                                                 9,006             -
                                                    ------------  ------------
     Total Current Assets                                 29,023             -
                                                    ------------  ------------
    FIXED ASSETS, NET                                      2,241             -
                                                    ------------  ------------
     TOTAL  ASSETS                                  $     31,264  $          -
                                                    ============  ============

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                  ---------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                 $     40,633  $          -
   Accrued liabilities                                   162,667             -
   Payable - related party                                90,500             -
   Deferred revenue                                       10,000             -
   Note payable                                           50,000             -
   Note payable - related party                          200,000             -
   Other liabilities                                      64,085             -
                                                    ------------  ------------
      Total Current Liabilities                          617,885             -
                                                    ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; authorized 1,000,000,000 common
    shares, no par value; 8,643,088 and 1 share
    issued and outstanding, respectively               1,185,665             1
  Additional paid-in capital                                   -             -
  Deferred consulting fees                              (127,163)            -
  Deficit accumulated during development stage        (1,645,123)           (1)
                                                    ------------  ------------
     Total Stockholders' Equity (Deficit)               (586,621)            -
                                                    ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                              $     31,264  $          -
                                                    ============  ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                   From
                                                               Inception on
                                   For the Three For the Nine     May 17,
                                   Months Ended  Months Ended  2001 Through
                                   September 30, September 30, September 30,
                                       2002          2002          2002
                                   ------------  ------------  ------------
REVENUES                           $          -  $          -  $          -
                                   ------------  ------------  ------------
EXPENSES

   Depreciation                             105           170           170
   General and administrative           801,085     1,632,285     1,632,286
                                   ------------  ------------  ------------
     Total Expenses                     801,190     1,632,455     1,632,456
                                   ------------  ------------  ------------
LOSS FROM OPERATIONS                   (801,190)   (1,632,455)   (1,632,456)
                                   ------------  ------------  ------------
OTHER EXPENSE

   Interest expense                     (12,667)      (12,667)      (12,667)
                                   ------------  ------------  ------------
     Total Other Expense                (12,667)      (12,667)      (12,667)
                                   ------------  ------------  ------------
NET LOSS                           $   (813,857) $ (1,645,122) $ (1,645,123)
                                   ============  ============  ============
BASIC LOSS PER SHARE               $      (0.10) $      (0.20)
                                   ============  ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                8,554,036     8,098,610
                                   ============  ============



The three and nine months ended September 30, 2001 are not presented because the inception date of the Company is May 17, 2001.











                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
              From Inception on May 17, 2001 to September 30, 2002
                                   (Unaudited)

                                                                            Deficit Accumulated
                                    Common Stock     Additional  Deferred   During the
                                -------------------   Paid-in   Consulting  Development
                                 Shares     Amount    Capital     Fees         Stage
                                --------- ---------  ---------- ----------  -----------
Balance at inception                    - $       -  $       -  $        -  $        -

Issuance of common stock for
 services at inception $0.00
per share                       7,600,000         1           -          -           -

Net loss from inception on
 May 17, 2001 through
 December 31, 2001                      -         -           -          -          (1)
                                --------- ---------  ---------- ----------  ----------
Balance, December 31, 2001      7,600,000         1           -          -          (1)

Recapitalization (Note 1)         400,188  (507,440)          -          -           -

Options to purchase common stock
granted on January 8, 2002 as
payment for consulting services         -   407,885           -   (407,885)          -

Common stock issued for cash
 at $1.00 per share on
 January 10, 2002                  10,000    10,000           -          -           -

Common stock issued for cash
 at $2.50 per share on
 January 10, 2002                   2,000     5,000           -          -           -

Common stock issued for cash
 at $2.50 per share on
 January 17, 2002                   2,000     5,000           -          -           -

Common stock issued for cash
 at $2.50 per share on
 January 20, 2002                   5,000    12,500           -          -           -

Common stock issued for cash
 at $2.50 per share on
 January 25, 2002                  30,000    75,000           -          -           -
                                --------- ---------  ---------- ----------  ----------
Balance Forward                 8,049,188 $   7,946  $        - $ (407,885) $       (1)
                                --------- ---------  ---------- ----------  ----------






                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on May 17, 2001 to September 30, 2002
                                   (Unaudited)

                                                                            Deficit Accumulated
                                    Common Stock     Additional  Deferred   During the
                                -------------------   Paid-in   Consulting  Development
                                 Shares     Amount    Capital     Fees         Stage
                                --------- ---------  ---------- ----------  -----------
Balance Forward                 8,049,188 $   7,946  $        - $(407,885)  $       (1)

Common stock issued for cash at
 $2.00 per share on
 February 21, 2002                100,000   200,000           -         -            -

Options to purchase common stock
 granted on April 11, 2002 as
 payment for consulting fees            -    23,469           -         -            -

Common stock issued for
 consulting fees at $3.00 per
 share on April 20, 2002           83,000   250,000           -  (250,000)           -

Common stock issued for
 consulting fees at $1.00
 per share on April 20, 2002       66,000   200,000           -  (200,000)           -

Common stock issued for cash at
 $2.50 per share on April 22,
 2002                              10,000    25,000           -         -            -

Common stock issued for
 consulting fees at $2.50 per
 share on May 20, 2002             30,000    75,000           -   (75,000)           -

Common stock issued for exercise
 of options at $0.50 per
 share on May 21, 2002            120,000    60,000           -         -            -

Common stock issued for exercise
 of options at $0.50 per share
 on May 23, 2002                   50,000    25,000           -         -            -

Common stock issued for cash at
 $2.50 per share on September 26,
 2002                               8,000    20,000           -         -            -

Common stock issued for
 consulting fees at $2.00
 per share on September 30, 2002      800     2,000           -         -            -
                                --------- ---------  ---------- ---------   ----------
Balance Forward                 8,516,988 $ 888,415  $        - $(932,885)  $       (1)
                                --------- ---------- ---------- ---------   ----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on May 17, 2001 to September 30, 2002
                                   (Unaudited)

                                                                             Deficit Accumulated
                                    Common Stock      Additional  Deferred   During the
                                --------------------   Paid-in   Consulting  Development
                                 Shares     Amount     Capital     Fees        Stage
                                --------- ----------  ---------- ----------  -----------
Balance Forward                 8,516,988 $  888,415  $        - $(932,885)  $        (1)

Common stock issued for
 services at $2.50 per share
 on July 1, 2002                    3,200      8,000           -         -             -

Common stock issued for
 services at $2.50 per share
 on July 22, 2002                     500      1,250           -         -             -

Common stock issued for
 exercise of options at $1.00
 per share on July 29, 2002        10,000     10,000           -         -             -

Common stock issued for
 services at $2.50 per share
 on August 1, 2002                  4,800     12,000           -         -             -

Common stock issued for cash
 and services at $2.50 per
 share on August 8, 2002            1,000      1,500           -         -             -

Common stock issued for cash
 and services at $2.50 per
 share on August 22, 2002           2,000      3,000           -         -             -

Options to purchase common stock
 granted on September 6, 2002           -    200,000           -         -             -

Common stock issued for services
 at $2.50 per share on
 August 1, 2002                     4,600     11,500           -         -             -
Common stock issued for exercise
 of options at $0.50 per share
 on September 11, 2002            100,000     50,000           -         -             -
Amortization of deferred
 consulting fees                        -          -           -   805,722             -
Net loss for the nine months
 ended September 30, 2002               -          -           -         -    (1,645,122)
                                --------- ----------  ---------- ---------   -----------
Balance, September 30, 2002     8,643,088 $1,185,665  $        - $(127,163)  $(1,645,123)
                                ========= ==========  ========== =========   ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   From
                                                               Inception on
                                               For the Nine       May 17,
                                               Months Ended    2001 Through
                                               September 30,   September 30,
                                                    2002           2002
                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $(1,645,122)    $(1,645,123)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                        170             170
   Amortization of deferred consulting fees        805,722         805,722
   Common stock issued for services                 59,719          59,720
   Options issued for services                     200,000         200,000
 Changes in operating assets and liabilities:
   (Increase) in deposits                           (9,006)         (9,006)
   Increase in accounts payable                     32,693          32,693
   Increase in payable-related party                90,500          90,500
   Increase in deferred revenue                     10,000          10,000
   Increase in accrued expenses and other
    liabilities                                    226,752         226,752
                                               -----------               -


     Net Cash Used by Operating Activities        (228,572)       (228,572)
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                           (2,411)         (2,411)
                                               -----------     -----------
     Net Cash Used by Investing Activities          (2,411)         (2,411)
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payment of notes payable                         (300,000)       (300,000)
 Proceeds from notes payable                        50,000          50,000
 Proceeds from reorganization                          500             500
 Issuance of common stock for cash                 500,500         500,500
                                               -----------     -----------
     Net Cash Provided by Financing Activities     251,000         251,000
                                               -----------     -----------
NET INCREASE IN CASH                                20,017          20,017

CASH AT BEGINNING OF PERIOD                              -               -
                                               -----------     -----------
CASH AT END OF PERIOD                          $    20,017     $    20,017
                                               ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        GSL HOLDINGS, INC. AND SUBSIDIARY
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                   From
                                                               Inception on
                                               For the Nine       May 17,
                                               Months Ended    2001 Through
                                               September 30,   September 30,
                                                    2002           2002
                                               -------------   -------------
CASH PAID FOR:

   Interest                                    $          -     $         -
   Income taxes                                $          -     $         -

SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

   Common stock options issued for
    deferred consulting fees                   $    932,885     $   932,885
   Common stock issued for services            $     59,719     $    59,720
   Options issued for services                 $    200,000     $   200,000


The nine months ended September 30, 2001 is not presented because the inception date of the Company is May 17, 2001.


























                  The accompanying notes are an integral part
                  of these consolidated financial statements.
                                        8

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

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

              On January 18, 2002,Bethurum changed its name to GSL Holdings,Inc.

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

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 2 -      BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

              financial statements and notes thereto included in the December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

              On December 1, 2001 two notes payable were entered into by former officers of the Company, for a total of $350,000. These notes were to be paid as follows: $50,000 on or before December 31, 2001, $150,000 on or before March 1, 2002 and $150,000 on or before September 1, 2002. The notes were non-interest bearing unless default on payment occurred. At September 30, 2002, all scheduled payments had been made with these notes paid in full.

              During October, November and December 2001, a total of $200,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc. This amount remains payable to the shareholder at September 30, 2002. Interest is imputed at 8% per annum and is due upon demand. Interest expense for the nine months ended September 30, 2002 is $12,000.

NOTE 5-       NOTES PAYABLE

              On May 29, 2002, the Company entered into a note payable for $50,000. This note bears an interest rate of 4% per annum and is due upon demand. Interest expense for the nine months ended September 30, 2002 is $667. On October 6, 2002, the Company paid $10,000 on this note payable and entered into a new promissory note that established a due date of January 31, 2003.

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 6 -      MATERIAL EVENTS

              On January 8, 2002, the Company entered into two agreements for general consulting services with two separate individuals. The first agreement provides for services to be rendered through May 31, 2002, in exchange for compensation in the form of options to purchase 50,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $119,996 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for the full amount through September 30, 2002. These options were exercised on May 23, 2002, and resulted in $25,000 cash proceeds to the Company.

              The second agreement provides for services to be rendered through January 8, 2003 in exchange for compensation in the form of options to purchase 120,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share.

              These options have been valued at $287,919 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $208,740 through September 30, 2002, with the remaining $79,179 reflected as deferred consulting fees at September 30, 2002 to be expensed over the remaining term of the consulting agreement. These options were exercised on May 21, 2002, and resulted in $60,000 cash proceeds to the Company.

              During the nine months ended September 30, 2002, the Company entered into various other consulting agreements with individuals to provide a variety of services to the Company. One of the new consulting agreements was for a term expiring on September 30, 2002, in exchange for compensation in the form of options to purchase 10,000 shares of the Company's common stock at $1.00 per share. At the time the options were granted, the Company continued to be involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $23,469 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for the full amount through September 30, 2002. These options were exercised subsequent to September 30, 2002.

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 6 -      MATERIAL EVENTS (Continued)

              An additional agreement provides for services to be rendered for a twelve month period beginning May 20, 2002, in exchange for compensation in the form of 30,000 shares of the Company's common stock. At the time the shares were issued, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These shares of common stock have been valued at $75,000 and have been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $27,016 through September 30, 2002, with the remaining $47,984 reflected as deferred consulting fees at September 30, 2002 to be expensed over the remaining term of the consulting agreement.

              Two additional consulting agreements were entered into effective April 1, 2002 both having terms expiring December 31, 2002. Total compensation for services to be rendered in accordance with the agreements is $900,000. At September 30,2002, a total of 149,000 shares of the Company's common stock had been issued as partial payment for these services. By agreement, these shares have been valued at $3.00 per share or a total of $450,000, which exceeds the per share price at which the Company has been selling it's common stock in private placement transactions. This amount has been included as part of common stock value in the accompanying unaudited condensed consolidated financial statements. A related expense has been accounted for in the amount of $600,000 through September 30, 2002. The $150,000 reflected in deferred consulting fees at June 30, 2002 has been fully expenses as of September 30, 2002. The Company has recorded a liability due of $150,000 for services rendered and not paid as of September 30, 2002.

              On September 15, 2002, the Company entered into a consulting agreement with an individual serving as its principal financial officer. The agreement is for an unspecified period of time and provides for compensation for related services in the form of $2,000 cash per month in advance plus 1,600 shares of the Company's common stock per month. The shares of common stock earned as compensation pursuant to the agreement through September 30, 2002 have been valued at $2.50 per share consistent with similar transactions as discussed elsewhere.

              During the period ended September 30, 2002, the Company entered into a Membership Agreement with an entity desiring to participate in the GSL Business Partnership Network. As of September 30, 2002, the activities anticipated by this Membership Agreement and the Network have not formally commenced. Accordingly, the $10,000 membership fee received by the Company from the participant has been recognized as deferred revenue in the unaudited condensed

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 6 -      MATERIAL EVENTS (Continued)

              consolidated financial statements at September 30, 2002. The Company anticipates entering into similar Membership Agreements with other individuals and entities.

              In July 2002, the Company entered into two additional consulting agreements with individuals to provide various services. The terms of the agreement are for unspecified periods with the compensation arrangements for one agreement providing for monthly payment of $2,000 cash and 1,600 shares of the Company's common stock with the other agreement providing for payment of 2,000 shares of the Company's common stock and no cash payment.

              In July  2002,  the  Company  entered  into a  Strategic  Alliance
              Agreement. This agreement provides for the Strategic Alliance representative to market and promote the Company's Global Partnership Network (GPN) in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated  by the GPN  through  the  enrollment  of  participants, provided certain terms and conditions are met. The formal activities and operations of the Alliance and the GPN have not yet commenced. The Strategic Alliance representative deposited $64,085 with the Company to help fund this development. If the Strategic Alliance representative fulfills the requirements per the agreement, the $64,085 will be refunded to the Strategic Alliance representative. Other similar Strategic Alliance Agreements may be entered into by the Company.

              On September 20, 2002 the Company entered into an agreement to acquire all the issued and outstanding shares of a British Virgin Island Corporation in exchange for shares of the Company's common stock based on certain valuation criteria. All of the terms and conditions incident to the closing of this acquisition transaction have not been completed. Accordingly, the effects of this transaction have not been included in the accompanying consolidated financial statements at September 30, 2002. In connection with this transaction, the Company entered into an agreement to issue to an unrelated entity options to acquire 100,000 shares of the Company's common stock at $0.50 per share. The intrinsic value of these options have been determined to be $200,000 and has been recognized as consulting expense in the accompanying consolidated financial statements. During September 2002, these options were exercised and resulted in $50,000 cash proceeds to the Company.

                               GSL HOLDINGS, INC.
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 7 -      SUBSEQUENT EVENTS

              Effective October 1, 2002, the Company entered into an employment agreement with it's President and Chief Executive Officer to provide compensation arrangements for his performance of those duties and services. This agreement runs through December 31, 2006 and provides for the Company to pay compensation equal to $20,000 per month plus a reasonable housing allowance up to $5,000 per month. As of September 30, 2002, the Company had partially compensated its President and Chief Executive Officer in accordance with this agreement with a remaining unpaid balance outstanding of $50,500 at September 30, 2002. Also, in connection with these arrangements, the Company entered into a lease agreement for the President CEO's housing consisting of an initial security deposit of $3,756 and monthly payments of $2,500. The lease expires in February 2003.

              On October 1, 2002, the Company entered into an employment agreement with its principal financial officer to provide compensation arrangements for his performance of duties and services. This individual was formally appointed as Chief Financial Officer and V.P. of Finance on October 9, 2002. This agreement runs through December 31, 2006. The starting salary is $96,000 per year with an annual increase of no less than 10% of the prior year's compensation. This agreement also provides for annual bonuses and for 100,000 stock options with an exercise price of $1.00 per share. The options vest over four years and expire on the ten-year anniversary of the grant.

              On October 16, 2002, the Company entered into a real estate lease for approximately 200,000 square feet of warehouse space. This is a five-year lease with monthly payments of $80,000. The lease will commence in February 2003. A security deposit of $80,000 will be made in conjunction with this lease. Also on October 16, 2002, the Company entered into an agreement to purchase this real estate. The purchase price is set at $20,000,000 and is scheduled to close on April 1, 2004.

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

Plan of Operation for the Next Twelve Months

GSL Holdings, Inc. ("GSL" or "Company") is a premier Trade Management Organization that offers diverse services to our customers in their efforts to more efficiently manage global trade relations. More specifically, GSL creates services focused on US / China relations. GSL has been created to assure, streamline, facilitate, and promote trade between China and the rest of the world. GSL's mission is to create a Global Partnership Network (GPN) in which trade between China and the Western economies can flow freely with integrity and security for all parties involved. Within the GPN community, GSL will foster trade under the World Trade Organization (WTO) rules and regulations, execute on the commitments made by China to open trade, integrate with the Western economy, and offer a more predictable environment for trade and foreign investment.

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

The key services and functions of the CTC are to provide a venue or showroom where U.S. businesses can have direct trade access to Chinese manufacturers and to their products and samples. All the competitive pricing advantages are recognized by the U.S businesses directly without any dilution from agents, promoters and middlemen. Using GSL as the facilitator for trade also ensures trust, integrity and security in every transaction. In October 2002, the Company entered into an agreement to lease and purchase an estimated 400,000 square feet facility on 23 acres of land in Pomona, California. The property is the projected location for the CTC that is anticipated to open in September 2003. The lease and purchase agreement contain contingencies, which may prevent the final closing of the transaction. During the next 12 months, the Company intends to execute its plans to make the CTC into a state of the art facility. The Company is in the process of contracting with architects, construction companies, logistical consultants and engineers to assist with the development of the CTC.

During the next 12 months, GSL plans to recruit businesses and manufacturers in China as members of the GPN. In doing so, GSL will create and adopt standardized processes and uniform product information catalogs on its Chinese Members and their products. Through these means, GSL enables a more efficient mechanism for US firms trying to identify potential trading partners within the labyrinth of companies in China. Through the utilization of available mature technologies, coupled with the presence of the CTC carrying inventories of sample products, GSL provides a local US conduit to these companies. In July 2002, the Company entered into a strategic alliance agreement with Pattern Logistics to enroll at least 2000 participants in China each year into the GPN for the next two years. This agreement is the first step to the aggregation of partners necessary to complete the supply side of the Company's business model. The Company cannot assure that participants will enroll in the GPN.

In the continued process to fulfill the Company's mission, GSL entered into a definitive agreement to acquire Pacific Garment Manufacturing Group, Ltd., a supply chain management company specializing in the apparel/textile industry. The definitive agreement contains contingencies, which may prevent the final closing of the transaction. This acquisition is not only a revenue producing source for the Company, but provides expertise in the vertical market of apparel/textile sourcing which is a major export for China. In the next 12 months, the Company plans to identify a series of vertical markets and plans to acquire additional companies to fill those verticals.

During the next 12 months, the Company's foreseeable cash requirements will relate to maintaining the company in good standing, the provision of daily operational expenses in the US and China, the engagement of various employees in the US and China, and the development of the CTC and the GPN. The Company currently does not have the cash requirement to fulfill its plan of operation. If the cash requirements necessary are not available from operations or from private sales of equity, then management or principal stockholders may make advances as loans to the Company. Any such sums would be subordinated to other debts outstanding at the time. To date, the Company has raised approximately $355,500 in private placements, both from US investors and Chinese citizens. GSL believes sufficient operating capital will be available for the remainder of 2002, however GSL cannot give assurances of that fact.

Results of Operations

The three and nine month periods ended September 30, 2001 are not discussed and compared with the current results because the inception date of the Company is May 17, 2001. The Company incurred losses of ($813,857) for the three months ended September 30, 2002. This is an increase of $200,298 in additional losses from the three months ended June 30, 2002. The increase in losses is a result of options exercised at below deemed value. The difference of the exercise value and deemed value was expensed. As of September 30, 2002 GSL has not generated any revenue. Consulting fees represent approximately 60% ($475,000) of the total expenses of the Company. This decrease of approximately $115,000 from the prior quarter ended is primarily due to the Company's efforts to retain full time employees, keeping the expertise in the company, instead of outsourcing. Consulting fees generally relate to consultants hired for the maintenance of all SEC filings, the performance of general financial and accounting duties, the development of business opportunities and strategic alliance partnerships, and the development of a website. Professional fees represent approximately 3% ($26,000) of the total expenses of GSL, a decrease of $15,000 from the prior quarter ended, and are a result of a decrease in the Company's business transactions. Professional fees generally relate to attorney's fees, accounting fees and filing fees to maintain the Company in good standing. The remaining 37% of expenses represents operational and G&A cost of the Company. G&A costs generally relate to salary, rent expense, travel, office expense and any other cost associated with daily business operations. The G&A expenses have increased since the prior quarter mainly due to the one time expense for options exercised under the deemed value.

Liquidity and Sources of Capital

At September 30, 2002, the Company had total current assets of $29,023 and total current liabilities of $617,885, resulting in a working capital deficit of $588,862. In addition, to date the Company has incurred operating losses totaling $1,645,123. These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the quarter ended September 30, 2002. The Company anticipates further losses and does not know when it can reach a cash flow positive position.

To date, the Company has primarily funded its operations from the sale of its common stock. The Company anticipates entering into business arrangements that it hopes will generate revenues and income to meet its operating requirements. In the meantime, the Company is dependent on the further sale of its common stock and loans from principal stockholders to provide funds to cover its operating expenses. The Company may find it necessary to secure operating funds from other sources until it can fully implement and realize success from its Plan of Operations. There are no assurances that GSL will be successful in any of these efforts.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any
corrective   action  with  regard  to  significant   deficiencies  and  material
weaknesses.


Part II.  Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2. Changes in Sercurities and Use of Proceeds

During the third quarter, 1,200 shares were sold in private placements under Regulation S. These shares were sold at $2.50 per share. Additionally in the third quarter, 100,000 shares were issued pursuant to options exercised at $0.50 per share with an additional 10,000 shares issued pursuant to options exercised at $1.00 per share. In the third quarter, 14,900 shares were issued to consultants for services rendered.


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

(a) Exhibits

Exhibit 1 - Definitive  Agreement  and  plan  of  acquisition of Pacific Garment
            Manufacturing Group, Ltd.

Exhibit 2 - Purchase Agreement for 1875 W. Mission Blvd, Pomona California.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 -Certification in Accordance with Section 906 of the Sarbanes-Oxley
              Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2002           GSL HOLDINGS, INC.



                                    By: /s/ Luis Chang
                                        --------------------------------------
                                        Luis Chang, President and CEO



                                    By: /s/ Henry Fan
                                        --------------------------------------
                                        Henry Fan, Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I Luis Chang, Chief Executive Officer of GSL Holdings, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of GSL Holdings, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   Quarterly   Report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 19, 2002            Signature:       /s/ Luis Chang
                                                      ------------------
                                                      Luis Chang
                                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I,  Henry Fan, Chief Financial Officer of GSL Holdings, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of GSL Holdings, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented   in   this  Quarterly  Report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 19, 2002            Signature:        /s/ Henry Fan
                                                       -----------------------
                                                       Henry Fan
                                                       Chief Financial Officer

                                    Exhibit 1


                  Definitive Agreement and plan of acquisition of Pacific Garment Manufacturing Group, Ltd.


Definitive  Agreement and plan of acquisition of Pacific  Garment  Manufacturing
--------------------------------------------------------------------------------
Group, Ltd.
-----------

Effective September 22, 2002, the Company and Pacific Garment Manufacturing Group, Ltd. (Pacific), a corporation organized under the laws of the British Virgin Islands, executed a Definitive Agreement whereby the Company will acquire 100% of the outstanding securities of Pacific. Although the effective date of the Definitive Agreement is September 22, 2002, contingencies exist within the agreement that should delay the closing of the transaction until such contingencies are satisfied. These contingencies include, but are not limited to, Audited Financial Statement of Pacific for the previous three years restated to meet US GAAP requirements. Pacific at the close of this transaction will become a wholly owned subsidiary of the Company.

The principal terms of the Definitive Agreement are:

The Company shall, on the Closing Date, have received all of the issued and outstanding shares of Pacific in exchange for shares of GSL (the "GSL Shares"), valued at $2.50 per share, in an amount equal to eight times Pacific's earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the fiscal year ended March 30, 2002. The GSL Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws. The PACIFIC shares to be tendered, 50,000 common, will represent all of the issued and outstanding capital interests of PACIFIC.

This Agreement and plan of acquisition as contemplated is subject to the occurrence of the following, within 12 months of Closing:

(a)GSL shall have the option to rescind the exchange of stock for Pacific as set forth above and void any agreements entered into incident to the acquisition, either written or oral, if Pacific's EBITDA, on the anniversary date of the first full fiscal year is negative or, for any reason deemed necessary by GSL. If GSL exercises this option to cancel the exchange, then GSL will not be responsible for any expenses incurred by Pacific.

(b)If GSL exercises the option to rescind the exchange, all money invested by both parties shall be returned in full to the party investing the money. All investments during the course of the 12 months following Closing must be separately documented and auditable for purposes of being returned upon exercise of this cancellation provision. If funds are insufficient for a full return of invested capital, the funds on hand will be returned to the parties on a basis pro-rata to their respective investments. Any funds remaining after all original investments have been repaid shall be divided equally (50/50) between GSL and Pacific.

Upon the first anniversary of the Closing, if the market price of GSL trading common stock, as quoted on its primary trading exchange or system in the United States, and measured by the "closing" price reported on each day, falls below an average of US $2.50 per share for the 30 trading days prior to the anniversary date, then Pacific has the option to either:

(a)Cancel this Agreement and return all of the GSL shares received to nullify this Agreement, if and only if, Pacific has not sold any of the shares prior to that date; or (b)Receive an additional amount of GSL shares so that the total amount of shares received, including the amounts received with the execution of the Definitive Agreement, is equal to eight (8) times Pacific's March 31, 2002, EBITDA divided by $1.50. Beyond Expectation Production Company, Ltd. ("Beyond"), the sole current shareholder of Pacific shall assume all liability and responsibility for any legal or financial transactions entered into by Pacific. Beyond will indemnify GSL for all liability during any period of time that Beyond is in management control of Pacific.

The Closing shall take place at the time or place as may be agreed upon by the parties after all pre-conditions have been met.

                                    Exhibit 2

                               Purchase Agreement
                  for 1875 W. Mission Blvd, Pomona California.


Purchase Agreement for 1875 W. Mission Blvd, Pomona California.
---------------------------------------------------------------
On October 16, 2002, the Company and Meruelo Living Trust entered into a Purchase Agreement to purchase an approximately 400,000 square feet facility situated on approximately 23 acres of land, located in Pomona, California. Although the agreement date is October 16, 2002, escrow will close on April 1, 2004 . The Company has agreed to a lease agreement with Meruelo Living Trust to occupy the facility prior to the close of escrow.

The principal terms of the Purchase Agreement are:

The purchase price is valued at $20 million and entails the following:

(1) The Company shall, at its discretion, (i) pay to the Seller $10 million in cash, or (ii) assume the debt and/or liability of the Property not exceeding $10 million, and

(2) The Company shall issue to Meruelo Living Trust one million shares of the Company's common stock; and

(3) The Company shall give Meruelo Living Trust and option to purchase an additional 500,000 shares of Company's common stock at $5.00 per share.

Upon the second anniversary following closing, if the price of the Company's stock falls below $5.00 per share on an average of 30 days prior to that date, Meruelo Living Trust shall receive $5 million in cash and return all the Company's stock received.

Meruelo Living Trust will not be obligated to complete the sale of this property if the Company's common stock is not actively listed on NASDAQ or the NYSE.

                                  Exhibit 99.1

              Certifications in Accordance with Section 906 of the
                           Sarbanes-Oxley Act of 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GSL Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Luis Chang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Luis Chang
-----------------------------
Chief Executive Officer

Date November 19, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GSL Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fan, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Henry Fan
----------------------------
Principal Financial Officer

Date November 19, 2002