Form 10KSB
period 2002-12-31
GSL HOLDINGS INC
filed 2003-04-15
CIK 1075082

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

 Commission File No. 0-25167

GSL HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

 BRITISH VIRGIN ISLANDS
             (State or Other Jurisdiction of incorporation or organization)

   N/A

(I.R.S. Employer I.D. No.)

123 South Los Robles Avenue, Pasadena, California 91101
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

        (1) Yes   X     No             (2) Yes   X           No

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.    $ 2,607,720 as of December 31, 2002

There are approximately 1,043,088 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been a limited trading market for the Company's common stock, ranging from $0.75 to $10.00, so the Company has arbitrarily valued these shares at $5.00 per share.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)
N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  December 31, 2002 - 8,643,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

 See Part III, Item 13.

Transitional Small Business Issuer Format Yes X   No __

 PART I

Item 1.    Description of Business.

Business Development.

Year Ended December 31, 2002

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

Business

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

Risk Factors

Information regarding potential risk factors that may affect the Company and its proposed endeavors is contained under the caption "Risk Factors" of the Company's and its subsidiary's S-4 Registration Statement.  See Part III, Item 13.

Effect of Existing or Probable Governmental Regulations on Business

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

Item 3. Legal Proceedings.

For the year ended December 31, 2002, the following legal proceeding was filed.

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company and as yet unpaid, according to the terms of document signed on October 16, 2002. The Company is disputing the claim, asserting that the sums received were for purchase of common stock of the Company. The discovery of documents so far produced would seem to favor the plaintiff and liability is likely on this claim.

As of December 31, 2002, the principal amount and accrued interest payable in conjunction with this claim were presented as 'Note Payable' and 'Accrued Expenses' of Liabilities and Stockholders' Equity of the accompanying consolidated financial statements.

Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

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

Market Information.

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

STOCK QUOTATIONS
CLOSING BID

Quarter Ended:	High	Low

December 31, 2002	$7.50	$2.20
September 30, 2002	$7.50	$2.50
June 30, 2002	$7.50	$2.50
March 31, 2002	$7.50	$2.50
December 31, 2001	$10.00	$5.00
September 30, 2001	$6.00	$2.00
June 30, 2001	$6.00	$2.00
March 31, 2001	$6.00	$2.00

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

Recent Sales of Unregistered Securities.

The following table sets forth the sales of "restricted securities" of the Company during the past three years:

Name or Group	Date Acquired	Number of Shares	Aggregate Compensation

Consultants (1)	August 18, 2000	1,250,000*	12,500
Limited Offering (2)	August 18, 2000	1,700,000*	300,000
Acquisition of Global Starlink (3)	March 25, 2002	7,600,000	Reorganization
Qi Zhang (4)	January 10, 2002	10,000	10,000
Shi Dong Zhang (4)	January 10, 2002	2,000	5,000
DianBin Wu (4)	January 17, 2002	2,000	5,000
Chingman Tam (4)	January 20, 2002	5,000	12,500
D.W. Doc Wiener (1)	January 25, 2002	30,000	75,000
Weiping Lok (4)	February 4, 2002	50,000	100,000
Weiping Lok (4)	February 21, 2002	50,000	100,000
KingFung Wu (4)	April 10, 2002	66,000	200,000
Xiaobo Mu (4)	April 20, 2002	83,000	250,000
Lizen Wei (4)	April 22, 2002	10,000	25,000
Sterling Peterson	May 20, 2002	30,000	75,000
Chorwang Wong (4)	May 23, 2002	50,000	25,000
ShiDong Zhang (4)	June 26, 2002	8,000	20,000
Waikeong Chin (4)	July 29, 2002	10,000	10,000
Tangkun Bi (4)	August 8, 2002	1,000	2,500
Huangshao Ta (4)	August 22,2003	2,000	5,000
Jimmy Tam (1)	September 1, 2002	4,800	12,000
Peter Pham (1)	September 1, 2002	3,500	8,750
Henry Fan (1)	September 1, 2002	5,600	14,000
Beyond Expectation Production (1)	September 11, 2002	100,000	50,000

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

Plan of Operation.

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

During the next 12 months, the Company's foreseeable cash requirements will relate to maintaining the Company in good standing, which will require legal and accounting services, the provision of office space in the United States, and the engagement of various employees and sales agents to market the GSL program, both in the US and in China.  If the sums necessary are not available from operations or from private sales of equity, then they may be advanced by management or principal stockholders as loans to the Company. Any such sums would be subordinated to other debts outstanding at the time.  To date, the company has raised approximately $497,500 in private placements, both from US investors and Chinese citizens, and we believe sufficient operating capital will be available for the remainder of 2003.

Results of Operations.

The Company had no material operations for over five years.  The Company incurred losses of ($875,693) for the year ended December 31, 2002, and ($421,465) for the year ended December 31, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing, to file its and its subsidiary's S-4 Registration Statement with the Securities and Exchange Commission and to change its domicile to the British Virgin Islands.

Liquidity.

During the year ended December 31, 2002, capital contributions (and loans) by  principal stockholders amounted to $210,000; and the amount of $550,000 was similarly contributed during the year ended December 31, 2001.

Item 7. Financial Statements.

GSL HOLDINGS, INC.

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2002

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

GSL Holdings, Inc. and Subsidiaries

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have audited the accompanying consolidated balance sheet of GSL Holdings, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSL Holdings, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KENNY H. LEE CPA GROUP, INC.

March 28, 2003

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	(12 Months) Dec. 31, 2002	(8 Months) Dec. 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$ 2,317	$ -
Accounts receivable, net of allowance for doubtful accounts of $0	10,000	-

Total current assets	12,317	-

Property and equipment, net (note 4)	2,540	-

Other assets (note 5, 6)	741,000	-

Total assets	$ 755,857	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable (note 7)	$ 40,000	$ -
Notes payable - related party (note 8)	210,000	-
Deferred revenue (note 9)	10,000	-
Accrued expenses and other liabilities (note 10)	219,318	-

Total current liabilities	479,318	-

Long-term liabilities	-	-

Total long term liabilities	-	-

Commitments and contingencies (note 11)

Stockholders' equity
Common stock, no par value; Authorized 1,000,000,000 shares; 8,643,088 and 1 shares issued and outstanding at December 31, 2002 and 2001, respectively (note 12)	1,188,665	1
Additional paid-in capital	-	-
Deferred consulting fees (note 12)	(36,432)	-
Accumulated other comprehensive income (loss)	-	-
Accumulated deficits	(875,694)	(1)

Total stockholders' equity	276,539	-

Total liabilities and stockholders' equity	$ 755,857	$ -

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

From Inception on May 17, 2001 to December 31, 2002

	(12 Months) 2002	From Inception on May 17, 2001 Through December 31, 2002

Net Sales	$ 33,680	$ 33,680

Selling, general and administrative expenses	1,542,060	1,542,060

Operating income (loss)	(1,508,380)	(1,508,380)

Other income (expense)
Interest expense and other expense	(18,507)	(18,507)

Total other income (expense)	(18,507)	(18,507)

Income (loss) before income taxes	(1,526,887)	(1,526,887)

Deferred tax benefits (note 6)	651,994	651,994

Provision for income taxes	800	800

Net income (loss)	(875,693)	(875,693)

Other Comprehensive income (loss)
Foreign currency translation adjustment	-	-

Comprehensive income (loss)	$ (875,693)	$ (875,693)

Basic and diluted earnings (loss) per common share	$ (0.10)	-

Weighted average number of common shares	8,445,160	-

The twelve months ended December 31, 2001 is not presented  because the inception date of the Company is May 17, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception on May 17, 2001 to December 31, 2002

	Common Stock		Additional Paid-in Capital	Deferred Consulting Fee	Accumulated Other Comprehensive Deficits	Accumulated Deficits	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance at inception	-	$-	$-	$-	$-	$-	$-

Stock issued for services at inception $0.00 per share	7,600,000	1	-	-	-	-	1

Net income (loss) from inception on May 17, 2001 through December 31, 2001	-	-	-	-	-	(1)	(1)

Balance at December 31, 2001	7,600,000	$1	$-	$-	$-	$(1)	$-

Recapitalization (note 1)	400,188	(507,440)	-	-	-	-	(507,440)

Options to purchase common stock granted on Jan. 8, 2002 as payment for consulting services	-	407,885	-	(407,885)	-	-	-

Stock issued for cash at $1.00 per share on Jan. 10, 2002	10,000	10,000	-	-	-	-	10,000

Stock issued for cash at $2.50 per share on Jan. 10, 2002	2,000	5,000	-	-	-	-	5,000

Stock issued for cash at $2.50 per share on Jan. 17, 2002	2,000	5,000	-	-	-	-	5,000

Stock issued for cash at $2.50 per share on Jan. 20, 2002	5,000	12,500	-	-	-	-	12,500

Stock issued for cash at $2.50 per share on Jan. 29, 2002	30,000	75,000	-	-	-	-	75,000

Stock issued for cash at $2.00 per share on Feb. 4, 2002	50,000	100,000	-	-	-	-	100,000

Stock issued for cash at $2.00 per share Feb. 22, 2002	50,000	100,000	-	-	-	-	100,000

Stock issued for consulting fees at $3.00 per share on April 10, 2002	66,000	200,000	-	(200,000)	-	-	-

Options to purchase common stock granted on April 11, 2002 as payment for consulting services	-	23,469	-	-	-	-	23,469

Stock issued for consulting fees at $3.00 per share on April 20, 2002	83,000	250,000	-	(250,000)	-	-	-

Stock issued for cash at $2.50 per share on April 22, 2002	10,000	25,000	-	-	-	-	25,000

Stock issued for consulting fees at $2.50 per share on May 20, 2002	30,000	75,000	-	(75,000)	-	-	-

Stock issued for exercise of options at $0.50 per share on May 21, 2002	120,000	60,000	-	-	-	-	60,000

Stock issued for exercise of options at $0.50 per share on May 23, 2002	50,000	25,000	-	-	-	-	25,000

Stock issued for cash at $2.50 per share on June 26, 2002	8,000	20,000	-	-	-	-	20,000

Stock issued for exercise of options at $1.00 per share on July 29, 2002	10,000	10,000	-	-	-	-	10,000

Stock issued for services at $2.50 per share on Aug. 8, 2002	1,000	2,500	-	-	-	-	2,500

Stock issued for services at $2.50 per share on Aug. 22, 2002	2,000	5,000	-	-	-	-	5,000

Stock issued for services at $2.50 per share on Sept. 1, 2002	4,800	12,000	-	-	-	-	12,000

Stock issued for services at $2.50 per share on Sept. 1, 2002	3,500	8,750	-	-	-	-	8,750

Stock issued for services at $2.50 per share on Sept. 1, 2002	5,600	14,000	-	-	-	-	14,000

Options to purchase common stock granted on Sept. 6, 2002	-	200,000	-	-	-	-	200,000

Stock issued for exercise of options at $0.50 per share on Sept. 11, 2002	100,000	50,000	-	-	-	-	50,000

Amortization of deferred consulting fee	-	-	-	896,453	-	-	896,453

Cumulative translations adjustment	-	-	-	-	-	-	-

Net income (loss)	-	-	-	-	-	(875,693)	(875,693)

Balance at December 31, 2002	$ 8,643,088	$1,188,665	$-	$(36,432)	$-	$(875,694)	$276,539

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From Inception on May 17, 2002 to December 31, 2002

	(12 Months) 2002	From Inception on May 17, 2001 Through December 31, 2002
Cash flow from operating activities:
Net income (loss)	$ (875,693)	$ (875,693)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities):
Depreciation	358	358
Amortization of deferred consulting fees	896,453	896,453
Common stock issued for services	42,250	42,251
Options issued for consulting services	15,529	15,529
Options issued for services	200,000	200,000
(Increase) decrease in
Accounts receivable	(10,000)	(10,000)
Prepaid security deposits - other assets	(89,006)	(89,006)
Deferred tax assets - other assets	(651,994)	(651,994)
Increase (decrease) in
Deferred revenue	10,000	10,000
Accrued expenses and other liabilities	219,318	219,318
Total adjustments	632,908	632,909
Net cash provided by (used in) operating activities	(242,785)	(242,785)

Cash flow from investing activities:
Acquisition of property and equipment	(2,898)	(2,898)
Net cash provided by (used in) investing activities	(2,898)	(2,898)

Cash flow from financing activities:
Repayment of note payable	(500,000)	(500,000)
Proceeds from notes payable - related party	210,000	210,000
Proceeds from note payable	50,000	50,000
Repayment of note payable	(10,000)	(10,000)
Proceeds from reorganization	500	500
Issuance of common stock for cash	497,500	497,500
Net cash provided by (used in) financing activities	248,000	248,000

Cumulative translation adjustment	-	-

Net increase (decrease) in cash and cash equivalents	2,317	2,317

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$ 2,317	$ 2,317

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ -	$ -
Income tax	$ -	$ -

The twelve months ended December 31, 2001 is not presented because the inception date of the Company is May 17, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Line of Business

GSL Holdings, Inc. (the Company), formerly named as Bethurum Laboratories, Inc., was incorporated under the laws of the British Virgin Islands on September 22, 2000. Bethurum Laboratories, Inc. was a shell corporation with no other material operations until the acquisition.

Effective January 8, 2002, Bethurum Laboritories, Inc. (Bethurum), and Global Starlink Group, Inc. (Global), a corporation organized under the laws of the Cayman Islands, British West Indies, completed a Plan and Agreement of Reorganization whereby Bethurum issued 7,600,000 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to the Plan and Agreement of Reorganization, Bethurum had 400,188 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Global because the shareholders of Global controlled Bethurum after the acquisition was completed. Global was treated as the acquiring entity for accounting purposes and Bethurum was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Global Starlink Group, Inc. (Global) and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Bethurum. All references to shares of common stock have been retroactively restated.

On January 18, 2002, Bethurum changed its name to GSL Holdings, Inc.

Also effective January 18, 2002, a 1 for 4 reverse split of the Company's common stock was effected. All references to shares of common stock in the accompanying consolidated financial statements have been retroactively restated to reflect this reverse stock split.

As a result of the exchange transaction, the Company's primary business is now that business which is the planned business to be carried on by Global in an effort to assure, streamline, facilitate, and promote trade between China and the rest of the World. The Company's mission is to create a Global Business Partnership Network (GBPN) in which trade between China and the Western economies can flow freely with integrity and security for all parties involved. Within the GBPN community, the Company expects to foster trade under the World Trade Organization (WTO) rules and regulations, execute on the commitments made by China to open trade, integrate with the Western economy, and offer a more predictable environment for trade and foreign investment. Also, as a part of the establishment of GBPN, the Company plans to create a network of China Trade Centers (CTC) or marketplaces, where Chinese businesses can showcase their state of the art manufacturing capabilities and products to the international business community.

In September 2002, in the continued process to fulfill the Company's mission, the Company entered into a 'Corporate Combination Agreement' with 'Pacific Garment manufacturing Group, Ltd. ("Pacific"),' a British Virgin Islands corporation, a supply chain management company specializing in the apparel/textile industry, and 'Beyond Expectation Production Company, Ltd.' (the shareholder). Pursuant to the 'Agreement', the Company will exchange all of the issued and outstanding shares of Pacific for shares (authorized but unissued, restricted, non-voting common stock) of the Company, valued at $2.50 per share, in an amount equal to eight times Pacific's earnings before interest, taxes, depreciation, and amortization for the fiscal year ended March 30, 2002. Due to a contingencies clause of the 'Agreement', the transaction has not been closed as of December 31, 2002.

In order to accelerate the establishment of GBPN, the Company acquired one hundred percent (100%) of 'Global Starlink Group (Hong Kong) Limited', a Hong-Kong based company, mainly engaged in trading in November 2002, and established a wholly owned subsidiary named 'GSL (Beijing) Investment Management Consultant Limited' in China in December 2002.

(2)    Summary of Significant Accounting Policies

Affirmative Statement

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiaries, Global Starlink Group, Inc., Global Starlink Group (Hong Kong) Limited and GSL (Beijing) investment Management Consultant Limited. All significant intercompany accounts and transactions are eliminated in consolidation. All of the entities are collectively referred to as "the Company".

Revenue Recognition

Revenues on services (e.g. providing certain benefits to members entering into GBPN, assisting companies in China or Hong Kong in carrying out marketing and sales activities in the U.S.A., assisting companies in liaising with potential enterprise to employ the service to be provided by the China Trade Center, etc.) are generally recognized when services are made. The Company does not provide a specific return policy. The Company does not provide discounts to the customers.

Comprehensive Income

For the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets.

Office equipment	5 years

Furniture and fixtures	7 years

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, notes payable, deferred revenue and accrued expenses approximate fair value due to their short-term maturities of these instruments.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", which was adopted in 2002.

In accordance with SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Loss per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company's foreign subsidiary is the Korean won. Subsidiary's assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive loss as a component of general and administrative expense.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at December 31, 2002.

The Company's services include components subject to degree of assurance and guarantee of the services and products sold by the customers in China into the US marketplace, because the legal system in China is still in an uncertain organizational status for dealing with non-Chinese businesses. Failure to assure and guarantee could adversely affect the Company's operating results. While the Company has ongoing programs to minimize the adverse effect of such failures and considers political and economic change in estimating its allowances, such estimates could change in the future.

Two customers accounted for 27% and 73% of the Company's net revenues for the year ended December 31, 2002. At December 31, 2002, the amount due from such customers was $10,000, which was included in accounts receivable.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30)," for the disposal of a segment of a business (as previously defined in the Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disclosed of by sale, which also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other intangible Assets." This statement is not applicable to the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of this statement will not have a material impact on the Company.

(3)    Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the year ended December 31, 2002, the Company incurred a net loss before income taxes of $1,526,887, mainly due to $1,302,957 of consulting fee consisting of 84% of total selling, general and administrative expenses, and its net cash used in operating activities was $242,785. Further, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. If such consulting fee expense was not incurred, management believes that total selling, general and administrative expenses might be $239,103, resulting in net loss before income taxes of $223,930 for the year ended December 31, 2002.

Management believes, however, that, as the Company is in the development stage, this selling, general administrative expense is an ingredient for the growth of the Company. It believes that formal operations pursuing various business opportunities along with seeking transactions with existing operating companies will result in improvement of operating results of the Company and net earnings will be recorded in the near future.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)    Property and Equipment

Property and equipment at December 31, 2002 consist of the following:

Office Equipment	$ 1,898
Furniture and fixtures	1,000
2,898

Less: accumulated depreciation	358
Total	$ 2,540

Depreciation expense was $358 for the year ended December 31, 2002.

(5)    Other Assets

Other assets consist of security deposits resulting from non-cancelable operating leases for office space, officer's housing allowance and warehouse space.

In February and April 2002, the Company entered into non-cancelable operating leases for officer's housing allowance and office space. Security deposits of $3,756 and $5,250, respectively, was made in conjunction with these leases.

On October 16, 2002, the Company also entered into a non-cancelable operating lease for approximately 200,000 square feet of warehouse space, with a monthly payment of $80,000 expiring through February 2008. As of December 31, 2002, $80,000 of security deposit has not been made, but presented as 'Other Assets' and 'Other Liabilities' in the accompanying consolidated financial statements. Further, on October 16, 2002, the Company entered into an agreement to purchase this real property. The purchase price was set at $20,000,000 and is scheduled to close on April 1, 2004.

(6)    Income Taxes - Deferred Tax Assets

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the year ended December 31, 2002:

Current tax provision:

Current tax provision:	$-
Federal	$800
State	$800

Deferred tax (benefit) provision:
Federal	$(517,456)
State	$(135,338)
$(652,794)

Add: deferred tax assets at Dec. 31, 2001	$-

Deferred tax assets at December 31, 2002	$(651,994)

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amount in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods, during which the deferred tax assets are deductible, management believes that it is more likely that most of the deferred tax assets will be realized.

As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,521,928. The net operating loss carryforwards may be offset against future taxable income through 2021. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(7)    Note Payable

On May 29, 2002, the company had a note payable of $50,000, with an interest rate of four (4) percent per annum and due upon demand. On October 6, 2002, the Company paid $10,000 on the note and entered into a new promissory note, with an interest rate of ten (10) percent per annum, maturing January 31, 2003.

At December 31, 2002, an outstanding balance under the note was $40,000.

(8)    Notes Payable - Related Party

On December 1, 2001, two notes payable were entered into by former officers of the Company, for a total of $350,000. These notes were to be paid as follows: $50,000 on or before December 31, 2001, $150,000 on or before March 1, 2002 and $150,000 on or before September 1, 2002. The notes were non-interest bearing unless default on payment occurred. At December 31, 2002, all scheduled payments had been made with these notes paid in full.

In October, November, December 2001 and October 2002, a total of $210,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc. Interest is imputed at eight (8) percent per annum and is due upon demand. At December 31, 2002, an outstanding borrowing under this advance was $210,000, and total interest accrued for the year ended December 31, 2002 was $16,894.

(9)    Deferred Revenue

In June 2002, the Company entered into 'Membership Agreements' with an entity and an individual desiring to participate in the GSL Business Partnership Network (GBPN). As of December 31, 2002, the activities anticipated by one of these Membership Agreements has been commenced and paid, but the activities for the other Membership Agreement has formally not. Accordingly, the $10,000 membership fee received and realized by the Company from one of the participants has been recognized as revenue and the other $10,000 membership fee unrealized as of December 31, 2002 has been recognized as deferred revenue in the accompanying consolidated financial statements. The Company anticipates entering into similar Membership Agreements with other individuals and entities in the near future.

In December 2002, the Company entered into 'Service Agreement' with an entity registered in Hong Kong. Pursuant to the 'Agreement', the Company will assist an entity to carry out marketing and sales activities in U.S. in order to promote the image and sales of service of the China Trade Center (CTC) in the U.S., to liaise with central and regional government bureaus in order to establish connections to enterprises for the promotion of sales of service of the CTC, to liaise with potential enterprises to employ the service to be provided by the CTC, and to provide staffs, office premises and reasonable office environments to provide the above stated services to an entity in the U.S. In consideration for the services provided by the Company, the entity agreed to pay 'Service Fee' by installment by May 1, 2003. On December 1, 2002, the Company received a partial payment of 'Service Fee' of $23,680 and service has been realized as of December 31, 2002. Accordingly, $23,680 of revenue has been recognized for the year ended December 31, 2002.

(10)    Other Liabilities

Other liabilities consist mostly of $80,000 of security deposit payable and $64,085 of refund payable for Strategic Alliance Representative.

In August 2002, the Company entered into a 'Strategic Alliance Agreement' with Pattern Logistic Limited, a corporation formed under the laws of the British Virgin Islands. This agreement provides for the Strategic Alliance representative to market and promote the Company's Global Partnership Network (GPN) in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated by the GPN through the enrollment of participants, provided certain terms and conditions are met. The formal activities and operations of the Alliance and the GPN have not yet commenced as of December 31, 2002. The Strategic Alliance representative deposited $64,085 with the Company to help fund this development. If the Strategic Alliance representation fulfills the requirements per the agreement, the $64,085 will be refunded to the Strategic Alliance representative. Other similar Strategic Alliance Agreements may be entered into by the Company in the near future.

(11)    Commitments and Contingencies

Leases

At February 21, 2002 and October 16, 2002, the Company entered into non-cancelable operating leases expiring through February 2003 and February 2008 for officer's housing allowance and warehouse space. At April 2, 2002, the Company also entered into a non-cancelable operating sub-lease expiring through February 2004 for office space. A certain lease contains a provision for fixed rent increase, along with an increase in certain operating expenses.

Future minimum lease payments under the non-cancelable operating leases and sub-lease as of December 31, 2002 are as follows:

Year Ending December 31,

2003	$ 855,488
2004	2,043,825
2005	2,400,000
2006	2,400,000
2007	2,400,000
Thereafter	350,000

Total minimum lease payments	$ 10,449,313

Rent expense charged to operations for the year ended December 31, 2002 was $44,800.

Litigation

For the year ended December 31, 2002, the following legal proceeding was filed.

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company and as yet unpaid, according to the terms of document signed on October 16, 2002. The Company is disputing the claim, asserting that the sums received were for purchase of common stock of the Company. The discovery of documents so far produced would seem to favor the plaintiff and liability is likely on this claim.

As of December 31, 2002, the principal amount and accrued interest payable in conjunction with this claim were presented as 'Note Payable' and 'Accrued Expenses' of Liabilities and Stockholders' Equity of the accompanying consolidated financial statements.

Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(12)    Stockholders' Equity

Common Stock

On January 8, 2002, the Company entered into two agreements for general consulting services with two separate individuals. The first agreement provides for services to be rendered through May 31, 2002, in exchange for compensation in the form of option to purchase 50,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $119,996 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying consolidated financial statements. A related expense has been accounted for the full amount through December 31, 2002. These options were exercised at $0.50 per share on May 23, 2002, and resulted in $25,000 cash proceeds to the Company.

The second agreement provides for services to be rendered through January 8, 2003 in exchange for compensation in the form of options to purchase 120,000 shares of the Company's common stock at $0.50 per share. At the time the options were granted, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $287,919 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying consolidated financial statements. A related expense has been accounted for in the amount of $280,721 through December 31, 2002, with the remaining $7,198 reflected as deferred consulting fees at December 32, 2002 to be expensed over the remaining term of the consulting agreement. These options were exercised at $0.50 per share on May 21, 2002, and resulted in $60,000 cash proceeds to the Company.

During the year ended December 31, 2002, the Company entered into various other consulting agreements with individuals to provide a variety of services to the Company. One of the new consulting agreements was for a term expiring on September 30, 2002, in exchange for compensation in the form of options to purchase 10,000 shares of the Company's common stock at $1.00 per share. At the time the options were granted, the Company continued to be involved in a private placement to sell shares of its common stock at $2.50 per share. These options have been valued at $23,469 using the Black Scholes method as prescribed by FAS 123 and has been included as part of common stock value in the accompanying consolidated financial statements. A related expense has been accounted for the full amount through December 31, 2002. These options were exercised at $1.00 per share on July 29, 2002, and resulted in $10,000 cash proceeds to the Company.

An additional agreement provides for services to be rendered for a twelve month period beginning May 20, 2002, in exchange for compensation in the form of 30,000 shares of the Company's common stock. At the time the shares were issued, the Company was involved in a private placement to sell shares of its common stock at $2.50 per share. These shares of common stock have been valued at $75,000 and have been included as part of commons stock value in the accompanying consolidated financial statements. A related expense has been accounted for in the amount of $45,766 through December 31, 2002, with the remaining $29,234 reflected as deferred consulting fees at December 31, 2002 to be expensed over the remaining term of the consulting agreement.

Two additional consulting agreements were entered into effective April 1, 2002 both having terms expiring December 31, 2002. Total compensation for services to be rendered in accordance with the agreements is $900,000. After September 30, 2002, due to failure to provide consulting services, the Company decided to stop the remaining payment of $250,000 and $200,000, respectively, for consulting services. As of December 31, 2002, a total of 149,000 shares of the Company's common stock had been issued as full payment for these services. By agreement, these shares have been valued at $3.00 per share or a total of $450,000, which exceeds the per share price at which the Company has been selling its common stock in private placement transactions. This amount has been included as part of common stock value in the accompanying consolidated financial statements. A related expense has been accounted for as consulting expense in the amount of $450,000 through December 31, 2002.

During the year ended December 31, 2002, the Company issued 16,900 shares of common stock at $2.50 for services rendered valued at $42,250.

During the year ended December 31, 2002, the Company issued 167,000 shares of common stock for cash totaling $352,500.

In September 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of a British Virgin Island Corporation in exchange for shares of the Company's common stock based on certain valuation criteria. All of the terms and conditions incident to the closing of this acquisition transaction have not been completed. Accordingly, the effects of this transaction have not been included in the accompanying consolidated financial statements at December 31, 2002. In connection with this transaction, the Company entered into an agreement to issue to an unrelated entity option to acquire 100,000 shares of the Company's common stock at $0.50 per share. The intrinsic value of these options have been determined to be $200,000 and has been recognized as consulting expense in the accompanying consolidated financial statements. During September 2002, these options were exercised at $0.50 per share and resulted in $50,000 cash proceeds to the Company.

As of December 31, 2002, 8,643,088 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company entered into a stock option agreement with an officer. Pursuant to the 'Agreement', the Company granted the option to purchase fifty thousand (50,000) common shares, at a price of $1.00 per share. This option was intended to be a Non-statutory Option and immediately exercisable.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2002:

Net income (loss)
As reported	$(875,693)
Pro Forma	$(1,000,693)
Basic earnings (loss) per common share
As reported	$(0.10)
Pro forma	$(0.12)

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, Jan 8, 2002	-	$-	-	$-
Granted	330,000	0.70	-	$-
Exercised	(280,000)	0.70	-	$-
Cancelled	-	-	-	$-

Outstanding, Dec. 31, 2002	50,000	$0.70	-	$-

Exercisable, Dec. 31, 2002	50,000	$0.70	-	$-

Information relating to these options is as follows:
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$ 1.00	50,000	50,000	3.7 years	$ 0.70	$ 0.70
	50,000	50,000

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2002: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.36%, and expected lives of four (4) years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(13)    Subsequent Event

In January 2003, the Company rescinded 96,000 shares of common stock (initially 120,000 shares given) for one of its consultants, due to non-performance of mutually agreed-upon procedures and services. Accordingly, the number of common stock issued and outstanding has been reduced by 24,000 shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

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

Business Experience.

Mai Wong (56) is the sole stockholder of Allstate/Everbright Development Overseas, Ltd., and has been Chairman of Universal Investment Group, a Singapore corporation; and a managing director of the Everbright Group, located in Beijing, China for the past five years.  She will be the Chairman of GSL Holdings for the foreseeable future and until the next annual election of directors.  She currently resides in Hong Kong.

Luis Chang (41) is the President of the company, and was the Chief Executive Officer of Universal Investment Group, from 1992 to 1998; and from 1998 to the present, he has served as the Executive Chairman at Universal.  He is committing his full time to the operation of GSL Holdings and has moved to the United States, in Pasadena, to dedicate his efforts to the US business efforts of the company.

Murray Findley (73) is a director for Coast Drapery, and has held this position for the previous 5 years, although partially retired.  Prior to serving in this position, Mr. Findley was Secretary and director for Westex Manufacturing Corp., located in Nogales, Arizona and served in these capacities for the previous 15 years.

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

Item 10. Executive Compensation.

Cash Compensation.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Mai Wong	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Luis Chang	2000 2001 2002	-0- -0- 25,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Murray Findley	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2001 or 2000. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Bonuses and Deferred Compensation.

None.

Compensation Pursuant to Plans.

None.

Pension Table.

None.

Other Compensation.

None.

Compensation of Directors.

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts.

None.

Termination of Employment and Change of Control Arrangements.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

Certain Beneficial Owners

Name and Address of Holder	Number of Shares Beneficially Owned	Percentage of Total Outstanding	Title of Class
Everbright Development Overseas, Ltd. (Mai Wong) 17F/D Lok Moon Mansion 39-41 Queen's Road East Wanchi, Hong Kong	7,600,000	87.9%	Common

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, to wit:

Name and Address of Holder	Number of Shares Beneficially Owned	Percentage of Total Outstanding	Title of Class
Mail Wong 17F/D Lok Moon Mansion 39-41 Queen's Road East Wanchi, Hong Kong	7,600,000 (1)	87.9%	Common
Luis Chang 123 S. Robles Avenue Pasadena, California 91101	0	0	Common
Murray Findley 2670 S. Western Avenue Las Vegas, Nevada 89114	0	0	Common
Totals	7,600,000	87.9%	Common

Changes in Control.

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

Transactions with Management and Others.

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

Reports on Form 8-K

None.

10-SB Registration Statement, as amended**         Incorporated in Part I, Part II
Annual Report on Form 10-KSB for the                                         Part I
calendar year ended December 31, 2000**
S-4 Registration Statement Effective                                               Part I
October 11, 2000**

Exhibit
Number                                                                             Description

99.1                Certification in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 14, 2003

By   /s/Luis Chang

Luis Change, President and Director

By: /s/ Mai Wong

Mai Wong, Director

By: /s/ Murray Findley

Murray Findley, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

GSL HOLDINGS, INC.

Date: April 9, 2003

By:  /s/Luis Chang

Luis Chang, President and Director

By: /s/ Mai Wong

Mai Wong, Director

By: /s/ Murray Findley

Murray Findley, Secretary and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Luis Chang provides the following certification.

     I, Luis Chang, President and Director of GSL Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Luis Chang
Luis Chang, President & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Mai Wong provides the following certification.

     I, Mai Wong, a Director of GSL Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Mai Wong
Mai Wong, Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Murray Findley provides the following certification.

     I, Murray Findley, Secretary and Director of GSL Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Murray Findley
Murray Findley, Secretary & Director