Form 10QSB
period 2003-03-31
GSL HOLDINGS INC
filed 2003-05-20
CIK 1075082

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

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

(Former Address)

Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES (X)        NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,803,088 shares of common stock, no par value per share, were outstanding as of March 31, 2003.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

INDEPENDENT ACCOUNTANTS'

REVIEW REPORT

The Board of Directors

GSL Holdings, Inc. and Subsidiaries

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have reviewed the accompanying consolidated balance sheet of GSL Holdings, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), and cash flows for the three-month period (January 1, 2003 through March 31, 2003) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of GSL Holdings, Inc and subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

KENNY H. LEE CPA GROUP, INC.

May 14, 2003

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2003 (Unaudited)

March 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$ 7,668
Accounts receivable, net of allowance for doubtful accounts of $0	10,000
Prepaid expense	2,500

Total current assets	20,168

Property and equipment, net (note 4)	2,409

Other assets (note 5, 6)	820,833

Total assets	$ 843,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable (note 7)	$ 40,000
Notes payable - related party (note 8)	210,000
Deferred revenue (note 9)	10,000
Accrued expenses and other liabilities (note 10)	309,450

Total current liabilities	569,450

Long-term liabilities	-

Total long term liabilities	-

Commitments and contingencies (note 11)

Stockholders' equity
Common stock, no par value; Authorized 1,000,000,000 shares; 8,803,088 shares issued and outstanding	1,268,665
Additional paid-in capital	-
Deferred consulting fees	(10,942)
Accumulated other comprehensive income (loss)	-
Accumulated deficits	(983,763)

Total stockholders' equity	273,960

Total liabilities and stockholders' equity	$ 843,410

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three-Month Period Ended March 31, (Unaudited)

	2003	2002

Net Sales	$ 34,499	$ -

Selling, general and administrative expenses	215,974	217,706

Operating income (loss)	(181,475)	(217,706)

Other income (expense)
Interest expense and other expense	(5,627)	-

Total other income (expense)	(5,627)	-

Income (loss) before income taxes	(187,102)	(217,706)

Deferred tax benefits (note 6)	79,833	-

Provision for income taxes	800	-

Net income (loss)	(108,069)	(217,706)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	-

Comprehensive income (loss)	$ (108,069)	$ (217,706)

Basic and diluted earnings (loss) per common share	$ (0.01)	$ (0.03)

Weighted average number of common shares	8,736,457	7,368,238

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Month Period Ended March 31, (unaudited)

	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (108,069)	$ (217,706)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	131	-
Amortization of deferred consulting fees	25,490	133,163
Common Stock issued for consulting services	80,000	-
(Increase) decrease in
Prepaid expense	(2,500)	-
Prepaid security deposits - other assets	-	(3,756)
Deferred tax assets - other assets	(79,833)	-
Increase (decrease) in
Accrued expenses and other liabilities	90,132	1,129
Total adjustments	113,420	130,536
Net cash provided by (used in) operating activities	5,351	(87,170)

Cash flow from investing activities:	-	-

Cash flow from financing activities:
Repayment of note payable	-	(150,000)
Proceeds from reorganization	-	500
Issuance of common stock for cash	-	307,500
Net cash provided by (used in) financing activities	-	158,000

Cumulative translation adjustment	-	-

Net increase in cash and cash equivalents	5,351	70,830

Cash and cash equivalents at beginning of period	2,317	-
Cash and cash equivalents at end of period	$ 7,668	$ 70,830

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

(1)    Organization and Line of Business

GSL Holdings, Inc. (the Company), formerly named as Bethurum Laboratories, Inc., was incorporated under the laws of the British Virgin Islands on September 22, 2000. Bethurum Laboratories, Inc. was a shell corporation with no other material operations until the acquisition.

Effective January 8, 2002, Bethurum Laboratories, Inc. (Bethurum), and Global Starlink Group, Inc. (Global), a corporation organized under the laws of the Cayman Islands, British West Indies, completed a Plan and Agreement of Reorganization whereby Bethurum issued 7,600,000 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to the Plan and Agreement of Reorganization, Bethurum had 400,188 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Global because the shareholders of Global controlled Bethurum after the acquisition was completed. Global was treated as the acquiring entity for accounting purposes and Bethurum was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Global Starlink Group, Inc. (Global) and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Bethurum. All references to shares of common stock have been retroactively restated.

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

In September 2002, in the continued process to fulfill the Company's mission, the Company entered into a 'Corporate Combination Agreement' with 'Pacific Garment manufacturing Group, Ltd. ("Pacific"),' a British Virgin Islands corporation, a supply chain management company specializing in the apparel/textile industry, and 'Beyond Expectation Production Company, Ltd.' (the shareholder). Pursuant to the 'Agreement', the Company will exchange all of the issued and outstanding shares of Pacific for shares (authorized but unissued, restricted, non-voting common stock) of the Company, valued at $2.50 per share, in an amount equal to eight times Pacific's earnings before interest, taxes, depreciation, and amortization for the fiscal year ended March 30, 2002. Due to a contingencies clause of the 'Agreement', the transaction has not been closed as of March 31, 2003.

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

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currencies of the Company's foreign subsidiaries are the Hong Kong Dollar and Chinese Yuan Renminbi. Subsidiaries' assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of general and administrative expense.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at March 31, 2003.

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

One customer accounted for 100% of the Company's net revenues for the three-month period ended March 31, 2003.  At March 31, 2003, no amount was due from such customer.

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

(3)    Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the three-month period ended March 31, 2003, the Company incurred a net loss before income taxes of $187,102, mainly due to $123,270 of consulting fee consisting of 57% of total selling, general and administrative expenses. Further, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. If such consulting fee expense was not incurred, management believes that total selling, general and administrative expenses might be $92,704, resulting in net loss before income taxes of $63,832 for the three-month period ended March 31, 2003.

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

(4)    Property and Equipment

Property and equipment at March 31, 2003 consist of the following:

Office Equipment	$ 1,898
Furniture and fixtures	1,000
2,898

Less: accumulated depreciation	489
Total	$ 2,409

Depreciation expense was $131 for the three-month period ended March 31, 2003.

(5)    Other Assets

Other assets consist of security deposits resulting from non-cancelable operating leases for office space, officer's housing allowance and warehouse space.

In April 2002 and February 2003, the Company entered into non-cancelable operating leases for office space and officer's housing allowance. Security deposits of $3,756 and $5,250, respectively, were made in conjunction with these leases.

On October 16, 2002, the Company also entered into a non-cancelable operating lease for approximately 200,000 square feet of warehouse space, with a monthly payment of $80,000 expiring through February 2008. As of March 31, 2003, $80,000 of security deposit has not been made, but presented as 'Other Assets' and 'Other Liabilities' in the accompanying consolidated financial statements. Further, on October 16, 2002, the Company entered into an agreement to purchase this real property. The purchase price was set at $20,000,000 and is scheduled to close on April 1, 2004.

(6)    Income Taxes - Deferred Tax Assets

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the three-month period ended March 31, 2003:

Current tax provision:

Current tax provision:
Federal	$-
State	$800
$800

Deferred tax (benefit) provision:
Federal	$(63,359)
State	$(17,274)
$(80,633)

Add: deferred tax assets at Dec. 31, 2002	$651,994

Deferred tax assets at March 31, 2003	$(731,827)

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

As of March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,708,280. The net operating loss carryforwards may be offset against future taxable income through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(7)    Note Payable

On May 29, 2002, the company had a note payable of $50,000, with an interest rate of four (4) percent per annum and due upon demand. On October 6, 2002, the Company paid $10,000 on the note and entered into a new promissory note, with an interest rate of ten (10) percent per annum, maturing January 31, 2003.

In consideration for the payment of the note, the Company issued 100,000 shares of common stock on January 22, 2003 at the price of $0.50 per share, pursuant to the "Agreement for Consulting Services" dated January 8, 2002.  Due to creditor's unwillingness to accept common stock, however, the note has not been cancelled as Of March 31, 2003.

At March 31, 2003, an outstanding balance under the note was $40,000.

(8)    Notes Payable - Related Party

In October, November, December 2001 and October 2002, a total of $210,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc. Interest is imputed at eight (8) percent per annum and is due upon demand. At March 31, 2003, an outstanding borrowing under this advance was $210,000, and total interest accrued for the three-month period ended March 31, 2003 was $4,606.

(9)    Deferred Revenue

In June 2002, the Company entered into 'Membership Agreements' with an entity and an individual desiring to participate in the GSL Business Partnership Network (GBPN). As of March 31, 2003, the activities anticipated by one of these Membership Agreements has been commenced and paid, but the activities for the other Membership Agreement has formally not. Accordingly, the $10,000 membership fee received and realized by the Company from one of the participants has been recognized as revenue and the other $10,000 membership fee unrealized as of March 31, 2003 has been recognized as deferred revenue in the accompanying consolidated financial statements. The Company anticipates entering into similar Membership Agreements with other individuals and entities in the near future.

In December 2002, the Company entered into 'Service Agreement' with an entity registered in Hong Kong. Pursuant to the 'Agreement', the Company will assist an entity to carry out marketing and sales activities in U.S. in order to promote the image and sales of service of the China Trade Center (CTC) in the U.S., to liaise with central and regional government bureaus in order to establish connections to enterprises for the promotion of sales of service of the CTC, to liaise with potential enterprises to employ the service to be provided by the CTC, and to provide staffs, office premises and reasonable office environments to provide the above stated services to an entity in the U.S. In consideration for the services provided by the Company, the entity agreed to pay 'Service Fee' by installment by May 1, 2003. Pursuant to the "Service Agreement", on January 6, 2003 and February 24, 2003, the Company received partial payments of "serve Fee" of $17,917 and $16,582, respectively, and service has been realized as of March 31, 2003.  Accordingly, $34,499 of revenue has been recognized for the three-month period ended March 31, 2003.

(10)    Other Liabilities

Other liabilities consist mostly of $80,000 of security deposit payable, $64,085 of refund payable for Strategic Alliance Representative, $54,000 of deferred salaries to an officer, and $16,530 of advance for the Company's common stock unissued as of March 31, 2003.

In August 2002, the Company entered into a 'Strategic Alliance Agreement' with Pattern Logistic Limited, a corporation formed under the laws of the British Virgin Islands. This agreement provides for the Strategic Alliance representative to market and promote the Company's Global Partnership Network (GPN) in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated by the GPN through the enrollment of participants, provided certain terms and conditions are met. The formal activities and operations of the Alliance and the GPN have not yet commenced as of March 31, 2003.  The Strategic Alliance representative deposited $64,085 with the Company to help fund this development. If the Strategic Alliance representation fulfills the requirements per the agreement, the $64,085 will be refunded to the Strategic Alliance representative. Other similar Strategic Alliance Agreements may be entered into by the Company in the near future.

The Company incurred $54,000 of deferred salaries, the difference between the stated salaries ($60,000) and the actual compensation ($6,000), for the services provided by an officer, which was charged to operations for the three-month period ended March 31, 2003.  At March 31, 2003, none of the deferred compensation was actually paid.

On March 20, 3003, the Company entered into a consulting service agreement with a certain consultant, which will commence on April 1, 2003 and expire on March 31, 2004.  Pursuant to the 'Agreement', the consultant purchased 16,530 shares of the Company's common stock at the price of $1.00 per share.  As of March 31, 2003, the issuance of the Company's common stock was in progress.

(11)    Commitments and Contingencies

Leases

At October 16, 2002 and February 21, 2003, the Company entered into non-cancelable operating leases expiring through February 2008 and February 2004 for warehouse space and officer's housing allowance.  At April 2, 2002, the Company also entered into a non-cancelable operating sub-lease expiring through February 2004 for office space. A certain lease contains a provision for fixed rent increase, along with an increase in certain operating expenses.

Future minimum lease payments under the non-cancelable operating leases and sub-lease as of March 31, 2003 are as follows:

Year Ending December 31,

2003	$ 865,450
2004	2,043,825
2005	2,400,000
2006	2,400,000
2007	2,400,000
Thereafter	350,000

Total minimum lease payments	$ 10,464,275

Rent expense charged to operations for the three-month period ended March 31, 2003 was $15,107.

Litigation

For the three-month period ended March 31, 2003, the following legal proceeding was filed.

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company and as yet unpaid, according to the terms of document signed on October 16, 2002. The Company is disputing the claim, asserting that the sums received were for purchase of common stock of the Company. The discovery of documents so far produced would seem to favor the plaintiff and liability is likely on this claim.  Before the maturity of the note, the Company issued 100,000 shares of its common stock to a plaintiff in order to settle the case.  Due to plaintiff's unwillingness to accept the common stock, however, the case is still in dispute as of March 31, 2003.

As of March 31, 2003, the principal amount and accrued interest payable in conjunction with this claim were presented as 'Note Payable' and 'Accrued Expenses' of Liabilities and Stockholders' Equity of the accompanying consolidated financial statements.

Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(12)    Stockholders' Equity

Common Stock

On January 1, 2003, the Company entered into an agreement for consulting services with one of its shareholders.  The agreement provides for services to be rendered through December 31, 2004, in exchange for compensation of $12,000.00 per month.

On January 8, 2003, the Company also entered into a consulting service contract with an individual. The agreement provides for services to be rendered through January 8, 2004, in exchange for compensation in the form of 60,000 shares of the Company's common stock.  The Company issued these shares of common stock at the price of $0.50 (total value:  $30,000) on March 7, 2003, and a related expense has been accounted for in the amount of $6,740 through March 31, 2003, with the remaining $23,260 reflected as deferred consulting fees at March 31, 2003 to be expensed over the remaining term of the consulting agreement.

As of March 31, 2003, 8,803,088 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company entered into a stock option agreement with an officer. Pursuant to the 'Agreement', the Company granted the option to purchase fifty thousand (50,000) common shares, at a price of $1.00 per share. This option was intended to be a Non-statutory Option and immediately exercisable.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the three-month period ended March 31, 2003:

Net income (loss)
As reported	$(108,069)
Pro Forma	$(233,069)
Basic earnings (loss) per common share
As reported	$(0.01)
Pro forma	$(0.03)

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, Dec 31, 2002	50,000	$0.70	-	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-

Outstanding, Mar. 31, 2003	50,000	$0.70	-	$-

Exercisable, Mar. 31, 2003	50,000	$0.70	-	$-

Information relating to these options is as follows:
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$ 1.00	50,000	50,000	3.4 years	$ 0.70	$ 0.70
	50,000	50,000

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2003: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.18%, and expected lives of four (4) years.

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

Results of Operations

For the quarter ended March 31, 2003, the Company recorded $34,499 of net sales realized mainly from service fee income, compared to none of net sales recorded for the quarter ended March 31, 2003.

The Company incurred losses before income taxes of $187,102 and $217,706 for the quarters ended March 31, 2003 and 2002, respectively. Consulting fees represented approximately 57% ($187,102) and 67% ($150,000), respectively, of the total selling, general and administrative expenses. Deferred salaries to an officer represented approximately 25% ($54,000) of the total expenses of the Company for the quarter ended March 31, 2003, and professional fees represented approximately 11% ($20,000) of the total expenses of the Company for the quarter ended March 31, 2002. The remaining 18% and 22%, respectively, of expenses represented operational and G&A cost of the company for the quarters ended March 31, 2003 and 2002. These costs included salaries, rent expense, travel, office expense and any other cost associated with daily business operations.

Liquidity and Sources of Capital

At March 31, 2003, the Company had total current assets of $20,168 and total current liabilities of $569,450 resulting from a deficit in working capital of $549,282. In addition, to date the Company has incurred accumulated deficits totaling $983,763. These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the quarter ended March 31, 2003.

For the quarter ended March 31, 2003, the Company funded its operations with $34,499 from net sales and $46,530 from sale of its common stock. By fully implementing and realizing success from its "Plan of Operations" and by promoting equity placement further, the Company plans to secure its operating funds in the future.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is party to a stipulated judgment entered into on April 15, 2003, settling the Foster vs. GSL case, in exchange for a series of monthly payments effectively totaling $40,000.  As of April 21, 2003, $10,000 of that series has been paid.  The Company is not aware of any other pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 2. CHANGES IN SECURITIES

          Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5. OTHER INFORMATION

          In January and March of 2003, the Company sold 100,000 shares and 60,000 shares, respectively, for $0.50 per share in private placements, to individuals engaged in consulting contracts with the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 19, 2003                GSL HOLDINGS, INC.

                         By: /s/ Luis Chang

                                 Luis Chang

                                 President and Chairman

[KENNY:  WE'LL

WILL ADD THE SARBANES-OXLEY STATEMENT HERE