Form 10QSB
period 2003-06-30
GSL HOLDINGS INC
filed 2003-08-13
CIK 1075082

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003

or

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

(Former Address)

Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES (X)        NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,843,618 shares of common stock, no par value per share, were outstanding as of June 30, 2003.

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

INDEPENDENT ACCOUNTANTS'

REVIEW REPORT

The Board of Directors

GSL Holdings, Inc. and Subsidiaries

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have reviewed the accompanying consolidated balance sheet of GSL Holdings, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period (January 1, 2003 through June 30, 2003) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of GSL Holdings, Inc and subsidiaries.

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

KENNY H. LEE CPA GROUP, INC.

August 5, 2003

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2003 (Unaudited)

June 30, 2003

ASSETS
Current assets
Cash and cash equivalents	$ 8,147
Accounts receivable, net of allowance for doubtful accounts of $0	10,000
Prepaid expense	2,550

Total current assets	20,697

Property and equipment, net (note 4)	2,278

Other assets (note 5, 6)	882,354

Total assets	$ 905,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable (note 7)	$ -
Notes payable - related party (note 8)	248,000
Deferred revenue (note 9)	10,000
Accrued expenses and other liabilities (note 10)	422,093

Total current liabilities	690,093

Long-term liabilities	-

Total long term liabilities	-

Commitments and contingencies (note 11)	-

Stockholders' equity
Common stock, no par value; Authorized 1,000,000,000 shares; 8,843,618 shares issued and outstanding	1,285,195
Additional paid-in capital	-
Deferred consulting fees	-
Accumulated other comprehensive income (loss)	-
Accumulated deficits	(1,069,959)

Total stockholders' equity	215,236

Total liabilities and stockholders' equity	$ 905,329

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Six-Month Periods Ended June 30, 2003 and 2002 (Unaudited)

	Three months June 30, 2003	Six months June 30, 2003	Three months June 30, 2002	Six months June 30, 2002

Net Sales	$ -	$ 34,499	$ -	$ -

Selling, general and administrative expenses	141,970	360,901	613,559	831,265

Operating income (loss)	(141,970)	(326,402)	(613,559)	(831,265)

Other income (expense)
Interest income	1	1	-	-
Interest expense and other expense	(5,908)	(11,536)	-	-

Total other income (expense)	(5,907)	(11,535)	-	-

Income (loss) before income taxes	(147,877)	(337,937)	(613,559)	(831,265)

Deferred tax benefits (note 6)	64,639	144,472	-	-

Provision for income taxes	-	800	-	-

Net income (loss)	(83,238)	(194,265)	(613,559)	(831,265)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	-

Comprehensive income (loss)	$ (83,238)	$ (194,265)	$ (613,559)	$ (831,265)

Basic and diluted earnings (loss) per common share	$ (0.01)	$ (0.02)	$ (0.07)	$ (0.10)

Weighted average number of common shares	8,833,856	8,785,425	8,360,979	8,267,540

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Month Periods Ended June 30, (unaudited)

	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (194,265)	$ (831,265)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	262	65
Amortization of deferred consulting fees	36,432	564,993
Common Stock issued for services	-	2,000
Options issued for services	-	23,469
Common stock issued for consulting services	50,000	-
Common stock issued for exercise of options	46,530	-
(Increase) decrease in
Prepaid expense	(2,550)	-
Prepaid security deposits - other assets	3,118	(9,006)
Deferred tax assets - other assets	(144,472)	-
Increase (decrease) in
Deferred revenue	-	10,000
Accrued expenses and other liabilities	202,775	20,563
Total adjustments	192,095	612,084
Net cash provided by (used in) operating activities	(2,170)	(219,181)

Cash flow from investing activities:
Acquisition of property and equipment	-	(2,411)
Net cash provided by (used in) investing activities	-	(2,411)

Cash flow from financing activities:
Repayment of note payable	(30,000)	(300,000)
Proceeds from notes payable	-	50,000
Proceeds from notes payable - related party	38,000	50,500
Proceeds from reorganization	-	500
Issuance of common stock for cash	-	437,500
Net cash provided by (used in) financing activities	8,000	238,500

Cumulative translation adjustment	-	-

Net increase in cash and cash equivalents	5,830	16,908

Cash and cash equivalents at beginning of period	2,317	-
Cash and cash equivalents at end of period	$ 8,147	$ 16,908

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ -	$ -

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

In September 2002, in the continued process to fulfill the Company's mission, the Company entered into a 'Corporate Combination Agreement' with 'Pacific Garment manufacturing Group, Ltd. ("Pacific"),' a British Virgin Islands corporation, a supply chain management company specializing in the apparel/textile industry, and 'Beyond Expectation Production Company, Ltd.' (the shareholder). Pursuant to the 'Agreement', the Company will exchange all of the issued and outstanding shares of Pacific for shares (authorized but unissued, restricted, non-voting common stock) of the Company, valued at $2.50 per share, in an amount equal to eight times Pacific's earnings before interest, taxes, depreciation, and amortization for the fiscal year ended March 30, 2002. Due to a contingency clause of the 'Agreement', the transaction has not been closed as of June 30, 2003.

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

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currencies of the Company's foreign subsidiaries are Hong Kong Dollar and Chinese Yuan Renminbi. Subsidiaries' assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of general and administrative expense.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at June 30, 2003.

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

One customer accounted for 100% of the Company's net revenues for the six-month period ended June 30, 2003.  At June 30, 2003, no amount was due from such customer.

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

(3)    Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the six-month period ended June 30, 2003, the Company incurred a net loss before income taxes of $337,937, mainly due to $177,212 of consulting fee consisting of 49% of total selling, general and administrative expenses. Further, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. If such consulting fee expense was not incurred, management believes that total selling, general and administrative expenses might be $183,689, resulting in net loss before income taxes of $160,725 for the six-month period ended June 30, 2003.

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

(4)    Property and Equipment

Property and equipment at June 30, 2003 consist of the following:

Office Equipment	$ 1,898
Furniture and fixtures	1,000
2,898

Less: accumulated depreciation	620
Total	$ 2,278

Depreciation expense was $262 for the six-month period ended June 30, 2003.

(5)    Other Assets

Other assets consist of security deposits resulting from non-cancelable operating leases for office space, officer's housing allowance and warehouse space.

In April 2002 and February 2003, the Company entered into non-cancelable operating leases for office space and officer's housing allowance. Security deposits of $5,250 and $3,756, respectively, were made in conjunction with these leases. Due to early termination of the lease for officer's housing allowance, a part of the security deposit was applied to rent expense, with a remaining deposit balance of $600 as of June 30, 2003.

On October 16, 2002, the Company also entered into a non-cancelable operating lease for approximately 200,000 square feet of warehouse space, with a monthly payment of $80,000 expiring through February 2008. As of June 30, 2003, $80,000 of security deposit has not been made, but presented as 'Other Assets' and 'Other Liabilities' in the accompanying consolidated financial statements. Further, on October 16, 2002, the Company entered into an agreement to purchase this real property. The purchase price was set at $20,000,000 and is scheduled to close on April 1, 2004.

(6)    Income Taxes - Deferred Tax Assets

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the six-month period ended June 30, 2003:

Current tax provision:

Current tax provision:
Federal	$-
State	$800
$800

Deferred tax (benefit) provision:
Federal	$(114,660)
State	$(30,612)
$(145,272)

Add: deferred tax assets at Dec. 31, 2002	$651,994

Deferred tax assets at June 30, 2003	$(796,466)

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

As of June 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,859,166. The net operating loss carryforwards may be offset against future taxable income through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(7)    Note Payable

On May 29, 2002, the company had a note payable of $50,000, with an interest rate of four (4) percent per annum and due upon demand. On October 6, 2002, the Company paid $10,000 on the note and entered into a new promissory note, with an interest rate of ten (10) percent per annum, maturing January 31, 2003.

In consideration for the payment of the note, the Company issued 100,000 shares of common stock on January 22, 2003 at the price of $0.50 per share, pursuant to the "Agreement for Consulting Services" dated January 8, 2002.  Due to creditor's unwillingness to accept common stock, however, the Company paid $30,000 in cash consideration for the quarter ended June 30, 2003, and paid $10,000 in July 2003.

At June 30, 2003, an outstanding balance under the note was $10,000.

(8)    Notes Payable - Related Party

For the quarter ended June 30, 2003, a total of $38,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc.  Interest is imputed at eight (8) percent per annum and is due upon demand.

At June 30, 2003, an outstanding borrowing under this advance was $248,000 and total interest accrued for the six-month period ended June 30, 2003 was $9,768.

(9)    Deferred Revenue

In June 2002, the Company entered into 'Membership Agreements' with an entity and an individual desiring to participate in the GSL Business Partnership Network (GBPN). As of June 30, 2003, the activities anticipated by one of these Membership Agreements has been commenced and paid, but the activities for the other Membership Agreement has formally not. Accordingly, the $10,000 membership fee unrealized as of June 30, 2003 has been recognized as deferred revenue in the accompanying consolidated financial statements. The Company anticipates entering into similar Membership Agreements with other individuals and entities in the near future.

In December 2002, the Company entered into 'Service Agreement' with an entity registered in Hong Kong. Pursuant to the 'Agreement', the Company will assist an entity to carry out marketing and sales activities in U.S. in order to promote the image and sales of service of the China Trade Center (CTC) in the U.S., to liaise with central and regional government bureaus in order to establish connections to enterprises for the promotion of sales of service of the CTC, to liaise with potential enterprises to employ the service to be provided by the CTC, and to provide staffs, office premises and reasonable office environments to provide the above stated services to an entity in the U.S. In consideration for the services provided by the Company, the entity agreed to pay 'Service Fee' by installment by May 1, 2003. Pursuant to the "Service Agreement", on January 6, 2003 and February 24, 2003, the Company received partial payments of "serve Fee" of $17,917 and $16,582, respectively, and service has been realized as of June 30, 2003.  Accordingly, $34,499 of revenue has been recognized for the six-month period ended June 30, 2003.

(10)    Other Liabilities

Other liabilities consist mostly of $80,000 of security deposit payable, $64,085 of refund payable for Strategic Alliance Representative, $114,000 of deferred salaries to an officer, and $17,000 of advance for the Company's common stock unissued as of June 30, 2003.

In August 2002, the Company entered into a 'Strategic Alliance Agreement' with Pattern Logistic Limited, a corporation formed under the laws of the British Virgin Islands. This agreement provides for the Strategic Alliance representative to market and promote the Company's Global Partnership Network (GPN) in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated by the GPN through the enrollment of participants, provided certain terms and conditions are met. The formal activities and operations of the Alliance and the GPN have not yet commenced as of June 30, 2003.  The Strategic Alliance representative deposited $64,085 with the Company to help fund this development. If the Strategic Alliance representation fulfills the requirements per the agreement, the $64,085 will be refunded to the Strategic Alliance representative. Other similar Strategic Alliance Agreements may be entered into by the Company in the near future.

The Company incurred $114,000 of deferred salaries, the difference between the stated salaries ($120,000) and the actual compensation ($6,000), for the services provided by an officer, which was charged to operations for the six-month period ended June 30, 2003.  At June 30, 2003, none of the deferred compensation was actually paid.

In June 2003, the Company sold 6,800 shares (total value: $17,000) of its common stock at the price of $2.50 per share to a certain company in Hong Kong.  As of June 30, 2003, the issuance of the Company's common stock was in progress.

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

In June 2003, the lease for officer's housing allowance was terminate early due to relocation to China.

Future minimum lease payments under the non-cancelable operating leases and the sub-lease as of June 30, 2003 are as follows:

Year Ending December 31,

2003	$ 835,300
2004	2,043,825
2005	2,400,000
2006	2,400,000
2007	2,400,000
Thereafter	350,000

Total minimum lease payments	$ 10,429,125

Rent expense charged to operations for the six-month period ended June 30, 2003 was $27,707.

Litigation

For the six-month period ended June 30, 2003, the following legal proceeding was filed.

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company and as yet unpaid, according to the terms of document signed on October 16, 2002. The Company is disputing the claim, asserting that the sums received were for purchase of common stock of the Company. The discovery of documents so far produced would seem to favor the plaintiff and liability is likely on this claim.  Before the maturity of the note, the Company issued 100,000 shares of its common stock to a plaintiff in order to settle the case.  Due to plaintiff's unwillingness to accept the common stock, however, the Company paid $30,000 for the quarter ended June 30, 2003 and $10,000 in July 2003 to settle the case.

As of June 30, 2003, the principal amount and accrued interest payable in conjunction with this claim were presented as 'Note Payable' and 'Accrued Expenses' of Liabilities and Stockholders' Equity of the accompanying consolidated financial statements.

Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(12)    Stockholders' Equity

Common Stock

On January 1, 2003, the Company entered into an agreement for consulting services with one of its shareholders.  The agreement provides for services to be rendered through December 31, 2004, in exchange for compensation of $12,000 per month.

On January 8, 2003, the Company entered into a consulting service contract with an individual. The agreement provides for services to be rendered through January 8, 2004, in exchange for compensation in the form of options to purchase 60,000 shares of the Company's common stock.  The Company issued these shares of common stock at the price of $0.50 (total value:  $30,000) on March 7, 2003.

On March 20, 2003, the Company also entered into a consulting services agreement, effective April 1, 2003, with an individual to provide a variety of services to the Company.  The agreement provides for services to be rendered through March 31, 2003 in exchange for compensation in the form of options to purchase 16,530 shares of the Company's common stock at the price of $1.00 per share.  The Company issued these shares (total value: $16,530) of common stock on April 23, 2003.

On April 23, 2003, the Company issued 24,000 shares of its common stock for replacement of options (120,000 shares) exercised on May 21, 2002, due to non-performance of mutually agreed-upon procedures and services.  120,000 shares of options exercise were not yet rescinded as of June 30, 2003.

As of June 30, 2003, 8,843,618 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company entered into a stock option agreement with an officer. Pursuant to the 'Agreement', the Company granted the option to purchase fifty thousand (50,000) common shares, at a price of $1.00 per share. This option was intended to be a Non-statutory Option and immediately exercisable.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the six-month period ended June 30, 2003:

Net income (loss)
As reported	$(194,265)
Pro forma	$(319,265)
Basic earnings (loss) per common share
As reported	$(0.02)
Pro forma	$(0.04)

The following summarizes all of the Company's stock option transactions:
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, Dec 31, 2002	50,000	$0.70	-	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-

Outstanding, June 30, 2003	50,000	$0.70	-	$-

Exercisable, June 30, 2003	50,000	$0.70	-	$-

Information relating to these options is as follows:
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$ 1.00	50,000	50,000	3.2 years	$ 0.70	$ 0.70
	50,000	50,000

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended June 30, 2003: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.06%, and expected lives of four (4) years.

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

Results of Operations

For the quarter ended June 30, 2003, the Company recorded no net sales compared to no net sales recorded for the quarter ended June 30, 2002.  The company recorded $34,449 of net sales for the six-month period ended June 30, 2003 as compared to no recorded sales for the same period in 2002.

The Company incurred losses before income taxes of $337,937 and $831,265 for the six-month periods ended June 30, 2003 and 2002, respectively. The net loss for the six-month period ended June 30, 2003 was mainly due to $177,212 of consulting fees which is equal to 49% of the total selling, general and administrative expenses.  Deferred salaries to an officer represented $114,000 out of the total expenses of the Company for the six-month period ended June 30, 2003.

Liquidity and Sources of Capital

At June 30, 2003, the Company had total current assets of $20,697 and total current liabilities of $690,093 resulting in a deficit in working capital of $669,396. In addition, to date the Company has incurred accumulated deficits totaling $1,069,959. These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the six-month period ended June 30, 2003.

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

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company and as yet unpaid, according to the terms of document signed on October 16, 2002. The Company is disputing the claim, asserting that the sums received were for purchase of common stock of the Company. The discovery of documents so far produced would seem to favor the plaintiff and liability is likely on this claim.  Before the maturity of the note, the Company issued 100,000 shares of its common stock to a plaintiff in order to settle the case.  Due to plaintiff's unwillingness to accept the common stock, however, the Company paid $30,000 for the quarter ended June 30, 2003 and $10,000 in July 2003 to settle the case.

Item 2. CHANGES IN SECURITIES

          Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:  None

Exhibit 99.1 -  Certification Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 12, 2003                                                        GSL HOLDINGS, INC.

                                                                                                  By: /s/ Luis Chang

                                                                                                          Luis Chang

                                                                                                          President and Chairman

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GSL Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Luis Chang, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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