Form 10QSB
period 2003-09-30
GSL HOLDINGS INC
filed 2003-11-18
CIK 1075082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2003

or

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

(Former Address)

Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES (X)        NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,914,063 shares of common stock, no par value per share, were outstanding as of September 30, 2003.

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

INDEPENDENT ACCOUNTANTS'

REVIEW REPORT

The Board of Directors

GSL Holdings, Inc. and Subsidiaries

(Formerly Bethurum Laboratories, Inc.)

(A Development Stage Company)

Pasadena, California

We have reviewed the accompanying consolidated balance sheet of GSL Holdings, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period (January 1, 2003 through September 30, 2003) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of GSL Holdings, Inc and subsidiaries.

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

KENNY H. LEE CPA GROUP, INC.

November 10, 2003

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2003 (Unaudited)

September 30, 2003

ASSETS
Current assets
Cash and cash equivalents	$ 563,627
Accounts receivable, net of allowance for doubtful accounts of $0	10,000
Prepayments and other current assets	68,628

Total current assets	642,255

Property and equipment, net (note 4)	23,870,800

Other assets (note 5, 6)	1,006,149

Total assets	$ 25,519,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable - related party (note 7)	$ 359,000
Deferred revenue (note 8)	10,000
Accrued expenses and other liabilities (note 9)	1,504,830

Total current liabilities	1,873,830

Long-term liabilities	-

Total long term liabilities	-

Commitments and contingencies (note 10)	-

Stockholders' equity
Common stock, no par value; Authorized 1,000,000,000 shares; 22,914,063 shares issued and outstanding (note 11)	24,888,085
Additional paid-in capital	-
Deferred consulting fees	-
Accumulated other comprehensive income (loss)	(5,382)
Accumulated deficits	(1,237,329)

Total stockholders' equity	23,645,374

Total liabilities and stockholders' equity	$ 25,519,204

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Nine-Month Periods Ended September 30, 2003 and 2002 (Unaudited)

	Three months Sept. 30, 2003	Nine months Sept. 30, 2003	Three months Sept. 30, 2002	Nine months Sept. 30, 2002

Net Sales	$ -	$ 34,499	$ -	$ -

Selling, general and administrative expenses	284,335	645,236	801,190	1,632,455

Operating income (loss)	(284,335)	(610,737)	(801,190)	(1,632,455)

Other income (expense)
Interest income	78	79	-	-
Interest expense and other expense	(7,508)	(19,044)	(12,667)	(12,667)

Total other income (expense)	(7,430)	(18,965)	(12,667)	(12,667)

Income (loss) before income taxes	(291,765)	(629,702)	(813,857)	(1,645,122)

Deferred tax benefits (note 6)	124,395	268,867	-	-

Provision for income taxes	-	800	-	-

Net income (loss)	(167,370)	(361,635)	(813,857)	(1,645,122)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,382)	(5,382)	-	-

Comprehensive income (loss)	$ (172,752)	$ (367,017)	$ (813,857)	$ (1,645,122)

Basic and diluted earnings (loss) per common share	$ (0.01)	$ (0.04)	$ (0.10)	$ (0.20)

Weighted average number of common shares	11,680,335	9,760,999	8,554,036	8,098,610

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Month Periods Ended September 30, (unaudited)

	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (361,635)	$ (1,645,122)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	452	170
Amortization of deferred consulting fees	36,432	805,722
Common Stock issued for services	-	59,719
Options issued for services	-	200,000
Common stock issued for consulting services	50,000	-
Common stock issued for exercise of options	46,530	-
Common stock issued for acquisition of property	19,064,890	-
(Increase) decrease in
Prepayments and other current assets	(68,628)	-
Prepaid security deposits - other assets	3,718	(9,006)
Deferred tax assets - other assets	(268,867)	-
Increase (decrease) in
Deferred revenue	-	10,000
Accrued expenses and other liabilities	1,285,512	259,445
Total adjustments	20,150,039	1,326,050
Net cash provided by (used in) operating activities	19,788,404	(319,072)

Cash flow from investing activities:
Acquisition of property and equipment	(23,868,712)	(2,411)
Net cash provided by (used in) investing activities	(23,868,712)	(2,411)

Cash flow from financing activities:
Repayment of note payable	(40,000)	(300,000)
Proceeds from notes payable	-	50,000
Proceeds from notes payable - related party	149,000	90,500
Proceeds from reorganization	-	500
Issuance of common stock for cash	4,538,000	500,500
Net cash provided by (used in) financing activities	4,647,000	341,500

Cumulative translation adjustment	(5,382)	-

Net increase in cash and cash equivalents	561,310	20,017

Cash and cash equivalents at beginning of period	2,317	-
Cash and cash equivalents at end of period	$ 563,627	$ 20,017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY BETHURUM LABORATORIES, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

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

In order to accelerate the establishment of GBPN, the Company acquired one hundred percent (100%) of 'Global Starlink Group (Hong Kong) Limited', a Hong-Kong based company, mainly engaged in trading in November 2002, and established a wholly owned subsidiary named 'GSL (BeiJing) Investment Management Consulting Ltd.' in China in December 2002.

In March 2003, the Company established a wholly owned subsidiary named 'GSL International Business Port (NanTong) Co., Ltd. in China, in order to facilitate good market construction and management service.

In May 2003, the Company also established a wholly owned subsidiary named 'GSL (HaiMen) International Business Port Management Co., Ltd. in China to provide business and sightseeing development and management service in international field and to provide international economic and technological information consultation service.

In September 2003, the Company also established a wholly owned subsidiary named 'GSL (NanTong) International Business Development Co., Ltd. in China, in order to accelerate the establishment of GBPN.

(2)        Summary of Significant Accounting Policies

Affirmative Statement

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

    Principles of Consolidation

The consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiaries, Global Starlink Group, Inc., Global Starlink Group (Hong Kong) Limited, GSL (BeiJing) Investment Management Consulting Ltd., GSL International Business Port (NanTong) Co., Ltd., GSL (HaiMen) International Business Port Management Co., Ltd. and GSL (NanTong) International Business Development Co., Ltd.  All significant intercompany accounts and transactions are eliminated in consolidation.  All of the entities are collectively referred to as "the Company".

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

                      Building                                     39 years

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

Loss per Share

The Company utilizes SFAS No. 128, "Earnings per Share."  Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Because the Company has incurred net losses, basic and diluted loss per share is the same.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at September 30, 2003.

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

One customer accounted for 100% of the Company's net revenues for the nine-month period ended September 30, 2003.  At September 30, 2003, no amount was due from such customer.

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

(3)        Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the nine-month period ended September 30, 2003, the Company incurred a net loss before income taxes of $629,702, mainly due to $247,204 of consulting fees and $174,000 of deferred salaries to an officer consisting of 38% and 27%, respectively, of total selling, general and administrative expenses.  Further, the Company does not have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  If such consulting fee expense and deferred salaries were not incurred, management believes that total selling, general and administrative expenses might be $224,032, resulting in net loss before income taxes of $208,498 for the nine-month period ended September 30, 2003.

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

(4)        Property and Equipment

Property and equipment at September 30, 2003 consist of the following:

Land	$ 19,064,890
Building	4,794,875
Office equipment	6,814
Furniture and fixtures	5,031
23,871,610

Less: accumulated depreciation	810

Total	$ 23,870,800

Depreciation expense was $452 for the nine-month period ended September 30, 2003.

(5)        Other Assets

Other assets consist of security deposits resulting from non-cancelable operating leases for office space, officer's housing allowance and warehouse space.

In April 2002, the Company entered into a non-cancelable operating lease for office space.  Security deposit of $5,250 was made in conjunction with the lease.

On October 16, 2002, the Company also entered into a non-cancelable operating lease for approximately 200,000 square feet of warehouse space, with a monthly payment of $80,000 expiring through February 2008.  As of September 30, 2003, $80,0000 of security deposit has not been made, but presented as 'Other Assets' and 'Other Liabilities' in the accompanying consolidated financial statements.  Further, on October 16, 2002, the Company entered into an agreement to purchase this real property.  the purchase price was set at $20,000,000 and is scheduled to close on April 1, 2004.

(6)        Income Taxes - Deferred Tax Assets

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the nin-month period ended September 30, 2003:

Current tax provision:
Federal	$ -
State	$ 800
$ 800

Deferred tax (benefit) provision:
Federal	$ (213,386)
State	$ (56,281)
$ (269,667)

Add: deferred tax assets at Dec. 31, 2002	651,994

Deferred tax assets at Sept. 30, 2003	$ (920,861)

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes.  Deferred income taxes (benefit) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purpsoes.

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

As of September 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,149,535.  The net operating loss carryforwards may be offset against future taxable income through 2022.  The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(7)        Notes Payable - Related Party

For the quarter ended September 30, 2003, a total of $111,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc.  Interest is imputed at eight (8) percent per annum and is due upon demand.

At September 30, 2003, an outstanding borrowing under this advance was $359,000, and total interest accrued for the nine-month period ended September 30, 2003 was $16,942.

(8)        Deferred Revenue

In June 2002, the Company entered into 'Membership Agreements' with an entity and an individual desiring to participate in the GSL Business Partnership Network (GBPN). As of September 30, 2003, the activities anticipated by one of these Membership Agreements has been commenced and paid, but the activities for the other Membership Agreement has formally not.  Accordingly, the $10,000 membership fee unrealized as of September 30, 2003 has been recognized as deferred revenue in the accompanying consolidated financial statements. The Company anticipates entering into similar Membership Agreements with other individuals and entities in the near future.

In December 2002, the Company entered into 'Service Agreement' with an entity registered in Hong Kong.  Pursuant to the 'Agreement', the Company will assist an entity to carry out marketing and sales activities in U.S. in order to promote the image and sales of service of the China Trade Center (CTC) in the U.S., to liaise with central and regional government bureaus in order to establish connections to enterprises for the promotion of sales of service of the CTC, to liaise with potential enterprises to employ the service to be provided by the CTC, and to provide staffs, office premises and reasonable office environments to provide the above stated services to an entity in the U.S.  In consideration for the services provided by the Company, the entity agreed to pay 'Service Fee' by installment by May 1, 2003.  Pursuant to the 'Service Agreement', on January 6, 2003 and February 24, 2003, the Company received only a partial payment of 'Service Fee' of $17,917 and $16,582, respectively, and service has been realized as of September 30, 2003.  Accordingly, $34,499 of revenue has been recognized for the nine-month period ended September 30, 2003.

(9)      Other Liabilities

Other liabilities consist mostly of $80,000 of security deposit payable, $64,085 of refund payable for Strategic Alliance Representative, $174,000 of deferred salaries to an officer,  $809,873 of land-fillings, grindings and construction materials payable for building construction in the city of NanTong, and $17,000 of adavnce for the Company's common stock unissued as of September 30, 2003.

In August 2002, the Company entered into a 'Strategic Alliance Agreement' with Pattern Logistic Limited, a corporation formed under the laws of the British Virgin Islands.  This agreement provides for the Strategic Alliance representative to market and promote the Company's Global Partnership Network (GPN) in China on an exclusive basis. The Strategic Alliance representative may participate in revenue generated by the GPN through the enrollment of participants, provided certain terms and conditions are met.  The formal activities and operations of the Alliance and the GPN have not yet commenced as of September 30, 2003.  The Strategic Alliance representative deposited $64,085 with the Company to help fund this development.  If the Strategic Alliance representation fulfills the requirements per the agreement, the $64,085 will be refunded to the Strategic Alliance representative.  Other similar Strategic Alliance Agreements may be entered into by the Company in the near future.

The Company incurred $174,000 of deferred salaries, the difference between the stated salaries ($180,000) and the actual compensation ($6,000), for the services provided by an officer, charged to operations for the nine-month period ended September 30, 2003.  At September 30, 2003, none of the deferred compensation was actually paid.

In June 2003, the Company sold 6,800 shares (total value: $17,000) of its common stock at the price of $2.50 per share to a certain company in Hong Kong.  As of September 30, 2003, the issuance of the Company's common stock was in progress.

(10)      Commitments and Contingencies

    Leases

At October 16, 2003 and February 21, 2003, the Company entered into non-cancelable operating leases expiring through February 2008 and February 2004 for warehouse space and officer's housing allowance.  At April 2, 2002, the Company also entered into a non-cancelable operating sub-lease expiring through February 2004 for office space.  A certain lease contains a provision for fixed rent increase, along with an increase in certain operating expenses.

In June 2003, the lease for officer's housing allowance was terminated early due to relocation to China.

Future minimum lease payments under the non-cancelable operating leases and sub-lease as of September 30, 2003 are as follows:

  Year Ending

                  December 31,

                       2003                                                                         $        827,650

                       2004                                                                                2,043,825

                       2005                                                                                2,400,000

                       2006                                                                                2,400,000

                       2007                                                                                2,400,000

                  Thereafter                                                                              350,000

     Total minimum lease payments                                             $   10,421,475

Rent expense charges to operations for the nine-month period ended September 30, 2003 was $37,167.

Litigation

For the nine-month period ended September 30, 2003, the following legal proceeding was filed.

Jess Foster vs. GSL Holdings and Luis Chang individually; case number BC289097 in the Los Angeles Superior Court System.

The claim was for $40,000 plus interest on a loan issued by Foster to the Company.  Before the maturity of the note, the Company issued 100,000 shares of its common stock to a plaintiff in order to settle the case.  Due to plaintiff's unwillingness to accept the common stock, however, the Company paid $30,000 for the quarter ended June 30, 2003 and $10,000 in July 2003 to settle the case.

As of September 30, 2003, accrued interest payable in conjunction with this claim was presented as  'Accrued Expenses' of Liabilities and Stockholders' Equity' of the accompanying consolidated financial statements.

Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(11)      Stockholders' Equity

Common Stock

On January 8, 2003, the Company entered into a consulting service contract with an individual.  The agreement provides for services to be rendered through January 8, 2004, in exchange for compensation in the form of options to purchase 60,000 shares of the Company's common stock.  The Company issued these shares of common stock at the price of $0.50 (total value: $30,000) on March 7, 2003.

On March 20, 2003, the Company also entered into a consulting service agreement, effective April 1, 2003, with an individual to provide a variety of services to the Company.  The agreement provides for services to be rendered through March 31, 2004, in exchange for compensation in the form of options to purchase 16,530 shares of the Company's common stock at the price of $1.00 per share.  The Company issued these shares (total value: $16,530) of common stock on April 23, 2003.

On April 23, 2003, the Company issued 24,000 shares of its common stock for replacement of options (120,000 shares) exercised on May 21, 2002, due to non-performance of mutually agreed-upon procedures and services.  120,000 shares of options exercised were not rescinded yet as of September 30, 2003.

On September 5, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited.  Pursuant to an agreement, the Company issued restricted common stock of 4,538,000 shares (at the price of $1.00 per share) to the subscriber, and the subscriber paid $30,000 and $4,508,000 to GSL (Beijing) Investment Management Consulting Ltd. and GSL International Business Port (NanTong) Co., Ltd., wholly owned subsidiaries of the Company, on June 24, 2003 and August 5, 2003, respectively, in order to provide registration capital for both subsidiaries in compliance with the corporation establishment rules in China.  As of September 30, 2003, a physical stock certificate had not been issued, but was issued on November 10, 2003.

In September 2003, the Company entered into an agreement to acquire property (total area - approximately 350,370 square meters; valued at $19,064,890) located in the city of NanTong in China from 'Everbright Development Overseas Limited' to establish the world's largest trade center for finery products.  Pursuant to an agreement, the Company issued 9,532,445 shares of restricted common stock at a price of $2.00 per share.  As of September 30, 2003, the acquisition was completed.  A physical stock certificate had not been issued as of September 30, 2003, but it was issued on November 10, 2003.

As of September 30, 2003, 22,914,063 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company entered into a stock option agreement with an officer. Pursuant to the 'Agreement', the Company granted the option to purchase fifty thousand (50,000) common shares, at a price of $1.00 per share.  This option was intended to be a Non-statutory Option and immediately exercisable.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the nine-month period ended September 30, 2003:

Net income (loss)
As reported	$(361,635)
Pro forma	$(486,635)
Basic earnings (loss) per common share
As reported	$ (0.04)
Pro forma	$ (0.06)

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, Dec 31, 2002	50,000	$0.70	-	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-

Outstanding, September 30, 2003	50,000	$0.70	-	$-

Exercisable, September 30, 2003	50,000	$0.70	-	$-

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$ 1.00	50,000	50,000	3.0 years	$ 0.70	$ 0.70
	50,000	50,000

For purposes of computing pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2003: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 0.95%, and expected lives of four (4) years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models to not necessarily provide a reliable single measure of the fair value of its employee stock options.

(12)      Subsequent Event

In September 2003, in order to provide housing and catering services to the customers of two business ports of NanTong and HaiMen, 'GSL (HaiMen) International Business Port Management Co. Ltd.', a wholly owned subsidiary of the Company, entered into a contract with 'Everbright Development Overseas Limited' to purchase a hotel (total area - 24,374 square meters; total net value - $7,980,653) located in the city of HaiMen, Jiangsu Province, China.

Pursuant to the contract, the Company will issue its restricted common stock of 3,990,326 at the price of $2.00 per share.

As of the balance sheet date, the transaction had not been consummated pending further due diligence.

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

Results of Operations

For the quarter ended September 30, 2003, the Company recorded no net sales compared to no net sales recorded for the quarter ended September 30, 2002.  The company recorded $34,499 of net sales for the nine-month period ended September 30, 2003 as compared to none recorded sales for the same period in 2002.

The Company incurred losses before income taxes of $629,702 and $1,645,122 for the nine-month periods ended September 30, 2003 and 2002, respectively. The net loss for the nine-month period ended September 30, 2003 was mainly due to consulting fees which were equal to 38% of the total selling, general and administrative expenses.  Deferred salaries to an officer represented $174,000 out of the total expenses of the Company for the nine-month period ended September 30, 2003.

Liquidity and Sources of Capital

At September 30, 2003, the Company had total current assets of $642,255 and total current liabilities of $1,873,830 resulting in a deficit in working capital of $1,231,575. In addition, to date the Company has incurred accumulated deficits totaling $1,237,329. These circumstances have prompted the Company to include a "going concern" explanation in the consolidated financial statements for the nine-month period ended September 30, 2003.

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

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Jess Foster vs. GSL Holdings and Luis Chang individually, case number BC289097 in the Los Angeles Superior Court System.

The claim is for $40,000 plus interest on a loan issued by Foster to the Company.  Before the maturity of the note, the Company issued 100,000 shares of its common stock to a plaintiff in order to settle the case.  Due to plaintiff's unwillingness to accept the common stock, however, the Company paid $30,000 for the quarter ended June 30, 2003 and $10,000 in July 2003 to settle the case.

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

Date November 18, 2003                                                        GSL HOLDINGS, INC.

                                                                                                  By: /s/ Luis Chang

                                                                                                          Luis Chang

                                                                                                          President and Chairman

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GSL Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Luis Chang, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Luis Chang

           Luis Chang

           President and Chairman

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Luis Chang provides the following certification.

     I, Luis Chang, President and Chairman of GSL Holdings, Inc. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of GSL Holdings, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 18, 2003

/s/ Luis Chang

Luis Chang

President and Chairman