Form 10QSB
period 2003-11-19
GSL HOLDINGS INC
filed 2003-12-05
CIK 1075082

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 8-K

CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

November 19, 2003

Date of Report (Date of earliest event reported)

0-25167

Commission File Number

GSL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands                                                                                                 N/A

(State or other jurisdiction of                                                             (I.R.S. Employer Identification No.)

 incorporation or organization)

123 South Los Robles Avenue, Pasadena, California 92708

(Address of principal executive offices)

(626) 356-3888

(Issuer's telephone number, including area code)

Bethurum Laboratories, 6371 Richmond #200, Houston, Texas 77057

(Former name, former address and former fiscal year, if changed since last report)

Item 5.    Other Events

On November 19, 2003,  The Company's majority shareholder, Everbright Development Overseas Ltd., entered into a subscription agreement with the Company to purchase 880,000 shares of the Company's common stock at a price of $2.50 per share.  The shares will be issued pursuant to Regulation S.  The total payment for these shares is $2,200,000.

On November 19, 2003, Gental International Industry Development Company Limited entered into a subscription agreement with the Company to purchase 483,676 shares of the Company's common stock at a price of $2.50 per share.  The shares will be issued pursuant to Regulation S.  The total payment for these shares is $1,209,190.

On November 25, 2003, The Company's majority shareholder, Everbright Development Overseas Ltd., entered into another subscription agreement with the Company to purchase 920,000 shares of the Company's common stock at a price of $2.50 per share.  The shares will be issued pursuant to Regulation S.  The total payment for these shares is $2,300,000.

On November 28, 2003, The Company's majority shareholder, Everbright Development Overseas Ltd., entered into another subscription agreement with the Company to purchase 400,000 shares of the Company's common stock at a price of $2.50 per share.  The shares will be issued pursuant to Regulation S.  The total payment for these shares is $1,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 4, 2003

GSL HOLDINGS, INC.

/s/ Luis Chang

Luis Chang,

President