Form 10KSB
period 2003-12-31
GSL HOLDINGS INC
filed 2004-04-14
CIK 1075082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-25167


                               GSL HOLDINGS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


      British Virgin Islands                            35-2177956
--------------------------------------       -----------------------------------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


      333 Alameda St., Suite 324
      Los Angeles, California                           90013
--------------------------------------       -----------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (213) 625-2588

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:


           TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
           TO BE SO REGISTERED                EACH CLASS IS TO BE REGISTERED
                None                                       N/A
--------------------------------------       -----------------------------------


SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year were: US$60,983.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 13, 2004 was approximately US$14,820,618.

The number of shares of the common stock outstanding as of April 13, 2004 was 37,381,219.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

           UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARY, GLOBAL STARLINK GROUP, INC., A CAYMAN ISLANDS CORPORATION, AND SEVERAL WHOLLY-OWNED SUBSIDIARIES DOMICILED IN THE PEOPLE'S REPUBLIC OF CHINA.

           ALL SHARE INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO GIVE EFFECT TO A 1 FOR FOUR REVERSE SPLIT OF OUR COMMON STOCK EFFECTIVE AS OF JANUARY 18, 2002.

CORPORATE HISTORY

           We are engaged in the business of providing facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and the United States of America. We intend to provide to the small to medium business in the PRC and USA logistical support and credit assurance whereby interested buyers and sellers can:

           o          source available products and trading partners;
           o receive language and other logistical assistance necessary for negotiating and facilitating purchase order submission and acceptance; and
           o obtain, for the buyer, financial guarantees of product delivery, quality and warranty claims and, for the seller, financial guarantees of timely payment.

           We were incorporated under the laws of the state of Utah in 1983 and reincorporated under the laws of British Virgin Islands in September 2000 under the name Bethurum Laboratories, Inc. In January 2002, Bethurum underwent a reverse acquisition by Global Starlink Group, Inc., a Cayman Islands corporation controlled by Everbright Development Overseas Limited, a PRC domiciled corporation engaged in the business of conducting real estate development and providing financial surety services. Pursuant to a Plan and Agreement of Reorganization, we (Bethurum) issued 7,600,000 shares of our common stock to Everbright Overseas in exchange for all of the outstanding capital shares of Global Starlink. Immediately prior to the Plan and Agreement of Reorganization, we had 400,188 shares of our common stock issued and outstanding. Since the stockholders of Global Starlink acquired approximately 95% of our issued and outstanding shares and the Global Starlink management team and board of directors became the management team and board of directors of our corporation, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. Global Starlink was treated as the acquiring entity for accounting purposes and Bethurum was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Global Starlink and its wholly owned subsidiaries, nor was there any adjustment to the carrying value. Following this transaction, in January 2002 we changed our corporate name from Bethurum Laboratories, Inc. to GSL Holdings, Inc.

           Our business was founded by our controlling shareholder, Everbright Development Overseas, Limited. Everbright Overseas was founded in 1984 by Mr. Wang Guang Yin. In the early 1970's, Mr. Wang served as a member of the PRC government's economic council under Mr. Deng Xiao Ping - Vice Prime Minister and Director responsible for developing China's economic trade with the global market. As part of his duties as member of the economic council, Mr. Wang was responsible for the development and management of a government-backed international trade consortium comprised of business and government leaders in the areas of international finance, transportation, logistics and communications. From 1991 to 2003, Mr. Wang served as Vice Chairman of the People's Assembly of the PRC. The People's Assembly in China is comparable to the Congressional House in the United States. Mr. Wang's responsibilities as Vice Chairman included the institution of an international trade legal system predicated on the outcomes that were developed during his tenure managing the international trade consortium. Mr. Wang's daughter, Ms. Mai Wang, has served as Chairman of Everbright Overseas since its inception. Ms. Wang has also served as Chairman of GSL Holdings, Inc. since January 2002.

           Since January 2002, Everbright Overseas has contributed to GSL Holdings, in exchange for additional shares of our common stock, in excess of US$28.7 million of cash and developed and undeveloped real estate located in the PRC with an estimated value of US$32.7 million.

           Our executive offices in the U.S. are located at 333 Alameda Street, Suite 324, Los Angeles, California 90013; telephone number (213) 625-2588. Our executive offices in the PRC are located at A-18, 11th Floor, Suite 2299, West Yan An Road, Shanghai, People's Republic of China 200336; telephone number +8621 623 62211.

DESCRIPTION OF BUSINESS

           OVERVIEW

           We are engaged in the business of providing facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America. At the present time and, in our opinion, for the foreseeable future, international trade to and from the PRC will involve significant logistical challenges conveniently met only by the large international corporations. We intend to provide to the small to medium business in the PRC and U.S. logistical support and credit assurance whereby interested buyers and sellers can:

           o          source available products and trading partners;
           o receive language and other logistical assistance necessary for negotiating and facilitating purchase order submission and acceptance; and
           o obtain, for the buyer, financial guarantees of product delivery, quality and warranty claims and, for the seller, financial guarantees of timely payment.

           All manufacturers and merchants who subscribe to our services will be required to become subscription members. Members will be entitled to full logistical support and credit assurance. We intend to develop revenue from operations primarily through membership fees and transaction based fees on all international trades that take place through our network of services. GSL members will be required to pay an initial membership fee of approximately US$5,000. Each party to a transaction that takes place through our network, both the buyer and seller, will be required to pay us 2% of the gross transaction price.

           Our services will be offered through our Trade Assurance Centers to be located throughout the PRC and the USA. Each Trade Assurance Center will house our logistical and credit teams and provide showrooms showcasing products offered by the GSL members worldwide. Trade Assurance Centers in the PRC will also provide state-of- the-art housing and telecommunication services to Chinese-based merchants and manufacturers. Most Trade Assurance Centers in the PRC will focus on a primary industry, such as textiles or jewelry. We have commenced construction of five Trade Assurance Centers in the PRC and intend to develop at least 20 within the next five years. We also intend to develop Trade Assurance Centers in Los Angeles, San Francisco, Chicago and New York.

           INDUSTRY

           We participate in the multi-billion dollar international global trade market. The impact of multilateral trade agreements, the expansion of the modern supply chain, competitive pressures and the rapid growth of e-commerce are accelerating the pace of business globalization. The volume of global trade has increased significantly over the last several decades and has reached an unprecedented level in terms of both the number and size of transactions. The World Trade Organization reported that world trade increased from $4.1 trillion in 1980 to nearly $11.0 trillion in 1998. The U.S. Customs Service predicts that U.S. imports alone will rise from more than $1 trillion in 1999 to approximately $2 trillion by 2005. The U.S. Customs Service also projects that formal customs entries will increase from approximately 18 million in 1999 to over 30 million in 2005.

           According to the World Trade Organization, between 2000 and 2002, China's international trade grew at a rate that was three times faster than that of global trade in general. In addition, between 2000 and 2002 demand for Chinese exports and imports rose by 30%, while world trade as a whole stagnated. This has boosted demand for China's trade-related services, such as port facilities, trade finance and shipping. Based on industry analysts and Chinese government pronouncements, we believe that the recent increase in Chinese economic activity in China has primarily been underpinned by the strong performance of the external trade sector. We also believe that the expansion of China trade is largely structural, and thus sustainable.

           The modern global marketplace is a fast-paced, complex trade network. International trade involves an extended and geographically dispersed network of exporters, forwarders, carriers, brokers, importers, banks and customs and regulatory agencies. These participants must be coordinated to manage the flow of goods, information and currency while satisfying extensive country-specific trade requirements. These complex processes include classifying and screening orders, determining and applying for required licenses, generating and submitting extensive documentation, managing and minimizing country-specific tariffs and duties, and tracking and tracing shipments across the entire global trade network. Trade requirements are unique for every country, and are often poorly documented, constantly changing and difficult to interpret. We believe that there are significant market forces driving the opportunity for our business model via our network of international Trade Assurance Centers.

           GSL TRADE ASSURANCE CENTERS AND CREDIT ASSURANCE SYSTEM

           We intend to provide to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America facilitation, credit and logistical support through our international Trade Assurance Centers. We have commenced construction of five Trade Assurance Centers in the PRC and intend to develop at least 20 within the next five years. We also intend to develop Trade Assurance Centers in Los Angeles, San Francisco, Chicago and New York.

           Each Trade Assurance Center will house our logistical and credit teams and provide showrooms showcasing products offered by the GSL members worldwide. Trade Assurance Centers in the PRC will also provide state-of-the-art housing and telecommunication services to Chinese-based merchants and manufacturers. Most Trade Assurance Centers in the PRC will focus on a primary industry, such as textiles or jewelry. The typical Trade Assurance Center will offer its members, among other features, instant visual interactive system linking the Trade Assurance Center to other Trade Assurance Centers throughout the PRC and the US; a credit assurance team that can approve and provide assurance services (both quality and delivery for the buyer and payment guarantees for the seller); agency services for settlement of transactions, including agency service for facilitation of delivery and collection of payment; assistance with customs declarations; quality inspection and purchase order acceptance on delivery; and various other business concierge services.

           We have commenced construction of a 4.48 million square meter Trade Assurance Center in NanTong, PRC dedicated to the garment industry; a 1.5 million square meter Trade Assurance Center in HaiMen, PRC dedicated to housewares; a 5 million square meter Trade Assurance Center in Kunshan, PRC dedicated to electronic appliances; a 500,000 square meter Trade Assurance Center in Heihe, PRC dedicated to multiple industries; and a 1.5 million square meter Trade Assurance Center in Nanchang, PRC dedicated to the automotive industry.

           Through our Trade Assurance Centers we will offer our members credit assurance for all international business transactions. In January 2004, we began providing credit assurance services to Chinese merchants and manufactures in business-to-business transactions taking place within the PRC. Subject to the completion of our PRC-based Trade Assurance Centers, we expect to commence providing credit assurance services in international transactions in the second half of 2004.

           Our credit assurance process begins with our acceptance of a member into the GSL membership network. Each applicant is screened for creditworthiness and professional reputation. Successful applicants are assigned a credit score and a limited amount of trade credit from us which they can use to conduct purchases from other GSL members. We also arrange for the new member to receive a line of credit, if it does not have one, from a bank or financial institution. Members will place purchase orders with each other electronically over our closed-loop intranet. A GSL representative will review each purchase order online and accept or decline to provide assurance to the seller and buyer concerning guarantee of payment and delivery, quality and warranty.

           In the event of a claim against us for failure in delivery, quality or warranty by the seller or a failure to pay on a timely basis by the buyer, we will honor our assurance commitment and then proceed to recover our loss against the defaulting member. We have established a line of credit in the amount of RMB1 billion with NanTong Commercial Bank for purposes of funding any assurance claims. We intend to mitigate our exposure for assurance claims by requiring each member, prior to accessing our credit assurance services, to authorize us to draw down on the member's bank line of credit in the event of a breach of the member's obligations.

           SALES AND MARKETING

           We intend to market our memberships through an internal sales force, independent resellers, web-based electronic infrastructures and strategic alliances with third parties, such as public relations and banking firms. We presently employ in the PRC 25 sales and marketing personnel supervised by a Senior Vice President of Sales operating out of our Shanghai offices. Our marketing organization is responsible for educating the marketplace, generating leads, communicating with market participants and creating sales programs and literature.

           COMPETITION

           We have not commenced international commercial operations based on our business model and, to our knowledge, no other business has engaged in operations primarily devoted to offering facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America. However, we face competition from third-party development efforts, consulting companies and in-house development efforts. We expect that these parties will continue to be a principal source of competition for the foreseeable future. We believe that our principal competitors by solution segment include:

           o          Content aggregators such as Dun & Bradstreet and NetShip;

           o International trade logistics providers such as TradeBeam, Nextlinx, QRS Corporation and ClearCross;

           o Trade consultants such as management consulting firms, law firms and boutique consulting firms; and

           o Outsourcing service providers such as third party logistics providers, fourth party logistics providers and carriers.

           Our industry is intensely competitive, evolving and highly fragmented. We expect the intensity of competition to increase in the future.

           EMPLOYEES

           As of the date of this report, we employ 14 executive level personnel and 50 other employees, all but four of whom are employed in the PRC.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

           We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

           Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

           In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

           GENERAL RISKS

           WE ARE AN EARLY STAGE COMPANY WITH A GOING CONCERN OPINION. Our current business was founded in 2002 and we have not commenced meaningful revenue producing operations in our primary area of focus. We intend to provide facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America. In the first quarter of 2004, we commenced providing facilitation, credit and logistical support to Chinese manufacturers and merchants in business-to-business transactions taking place within the PRC. However, as of the date of this annual report, we have not completed the development of any of our proposed Trade Assurance Centers nor have we commenced the provision of facilitation, credit and logistical support to manufacturers and merchants engaged in international trade. As a result, investors have a limited amount of information upon which to judge our future performance.

           As a new company, our prospects are subject to all risks, uncertainties, expenses, delays, problem, and difficulties typically encountered in the establishment of a new business and the development of new services and processes. We expect that unanticipated expenses, problems, and technical difficulties may occur, which may result in material delays both in the completion of our Trade Assurance Centers and in offering our services to Chinese and U.S. manufacturers and merchants engaged in international trade. The report of our independent accountants for the fiscal year ended December 31, 2003 states that due to the absence of operating revenues, there is substantial doubt about our ability to continue as a going concern.

           OUR BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE. We are engaged in the business of providing facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America. We have not commenced international commercial operations based on our business model and, to our knowledge, no other business has engaged in operations primarily devoted to offering facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and United States of America. While we believe that the uniqueness of our business model offers certain potential advantages, that same uniqueness also offers potential risks associated with the development of a business model that is untried and unproven. While there are certain businesses that are engaged primarily in the business of assisting and promoting international trade between China and the U.S., these businesses are not as target specific as we are and their success may not be an indicator of our potential success.

           CONTROL BY OUR PRINCIPAL SHAREHOLDER WILL LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS REQUIRING STOCKHOLDER APPROVAL. Our principal shareholder, Everbright Development Overseas, Limited, owns in excess of 92% of outstanding common shares. Our Chairman, Ms. Mai Wang, is also the Chairman and principal owner of Everbright Overseas. As a result, Everbright Overseas will be able to exercise complete control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have veto power over any stockholder action or approval requiring a majority vote.

           WE HAVE ENGAGED IN SEVERAL TRANSACTIONS WITH OUR CONTROLLING SHAREHOLDER AND EXPECT TO DO SO IN THE FUTURE. Since January 2002, our controlling shareholder, Everbright Development Overseas, Limited, has contributed to us, in exchange for additional shares of our common stock, in excess of US$28.7 million of cash and developed and undeveloped real estate in the PRC with an estimated value of US$32.7 million. We expect to engage in similar transactions with Everbright Overseas in the future. Due to Everbright Overseas' control over us, these transactions cannot be considered to have been conducted at arms' length. While we consider these transactions to have been fair and in the best interests of all our shareholders, the conflict of interest inherent in these transactions provide Everbright Overseas with the potential to extract an unfair advantage.

           NO DIVIDENDS. We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

           THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON SHARES. Our common shares are traded on the OTC Bulletin Board under the symbol "GSLHF." On April 13, 2004, the last reported sale price of the common stock on the OTC Bulletin Board was $5.33 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

           WE HAVE APPLIED TO LIST OUR COMMON SHARES ON THE AMERICAN STOCK EXCHANGE, HOWEVER THERE IS NO ASSURANCES OF AN AMEX LISTING. We have applied for a listing of our common stock on the AMEX. However, in order to obtain an AMEX listing we have to meet certain objective and subjective listing criteria. While we believe we substantially meet the AMEX's objective listing criteria, there can be no assurance we will satisfy the AMEX' subjective criteria for listing applications.

           RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

           Substantially all of our assets are located in China and for the foreseeable future substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

           CHINA'S ECONOMIC, POLITICAL AND SOCIAL CONDITIONS, AS WELL AS GOVERNMENT POLICIES, COULD AFFECT OUR BUSINESS. Substantially all of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

           o          government involvement;

           o          level of development;

           o          growth rate;

           o          control of foreign exchange; and

           o          allocation of resources.

           While China's economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.

           The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

           THE RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME IN VARIOUS PARTS OF CHINA AND OTHER COUNTRIES MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS, AS WELL AS OUR FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS. Since December 2002, China and certain other countries have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome or SARs. According to the World Health Organization, over 8422 cases of SARs and more than 917 deaths had been reported in over 29 countries as of November 2003. While much has been learned about SARs in the last 18 months, there are remain many unanswered questions about where it comes from, how it spreads and the effectiveness of public health and other measures employed to control the disease. We cannot predict at this time the effect that a further outbreak of this disease might have on us. A further outbreak may generally disrupt our operations. Furthermore, an outbreak may severely restrict the level of economic activity in affected areas, which may also adversely affect our business and prospects. As a result, we cannot assure you that a future outbreak of severe acute respiratory syndrome would not have a material adverse effect on our financial condition and results of operations.

           GOVERNMENT CONTROL OF CURRENCY CONVERSION MAY ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS. We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. A portion of these revenues must be converted into other currencies to meet our foreign currency obligations. These foreign currency-denominated obligations include:

           o payment of warranty claims to members of the GSL network in the USA;

           o payment for equipment and materials purchased in the USA and offshore; and

           o payment of dividends declared, if any, in respect of our common shares.

           Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies for both current account transactions and capital account transactions if foreign currencies become scarce in China. We may not be able to pay dividends in foreign currencies to our shareholders if the Chinese government restricts access to foreign currencies for current account transactions.

           Foreign exchange transactions under our capital account, including foreign currency-denominated borrowings from Chinese or foreign banks and principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

           FLUCTUATION OF THE RENMINBI COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The value of the Renminbi fluctuates and is subject to changes in China's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable. During the last few years, the USA has placed pressure on China to increase the value of the Renminbi relative to the US dollar for purposes of making US imports to China more attractive. Any increase in the valuation of the Renminbi, however, may adversely affect our results of operations since our business model for the foreseeable future will emphasize Chinese exports to the USA and an increase in the value of the Renminbi would make Chinese exports to the US market more expensive.

           THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU. Our operating subsidiaries are organized under the laws of China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the Chinese government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. The activities of our Chinese subsidiaries in China are by law subject, in some cases, to administrative review and approval by various national, provincial, and local agencies of the Chinese government. In particular, the realization of our future investment plans in China will also be subject to PRC government approvals.


ITEM 2.    DESCRIPTION OF PROPERTY

           Our Chinese executive offices are located in Shanghai, PRC and consist of approximately 2,000 square meters. The lease term is year to year, and the rent is US$42,000 per month. Our U.S. executive offices are located in Los Angeles, California and consist of approximately 3,000 square meters. The lease term is month to month, and the rent is US$4,000 per month.

ITEM 3.    LEGAL PROCEEDINGS.

           Neither our company nor our property are subject to any pending legal proceedings, other than routine litigation incidental to our business

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

           Our common stock is listed on the OTC Bulletin Board under the symbol "GSLHF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2003. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


           QUARTER ENDED                                HIGH       LOW
           -------------                                ----       ---

           March 31, 2002                               $7.50      $2.50
           June 30, 2002                                $7.50      $2.50
           September 30, 2002                           $7.50      $2.50
           December 31, 2002                            $7.50      $2.50

           March 31, 2003                               $0.50      $0.50
           June 30, 2003                                $0.50      $0.50
           September 30, 2003                           $0.50      $0.50
           December 31, 2003                            $4.75      $0.50


HOLDERS

           As of April 13, 2004, there were 618 record holders of our common stock.

DIVIDENDS

           We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

           Item 11 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2003.

SALES OF UNREGISTERED SECURITIES

           During the fiscal year ended December 31, 2003, we sold unregistered shares of our securities in the following transactions:

           In January 2003, we 60,000 shares of our common stock to a consultant in consideration of services rendered. The common shares were issued pursuant to
Section 4(2) of the Securities Act of 1933 (the "Act"). There was no underwriter involved in this issuance.

           In September 2003, we issued 4,538,000 shares of our common stock, at a purchase price of US$1.00 per share, to Everbright Development Overseas Limited. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

           In September 2003, we issued 9,532,445 shares of our common stock to Everbright Development Overseas Limited in exchange for 350,370 square meters of undeveloped real property, valued at US$19,064,890, located in the city of NanTong, PRC. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

           In November 2003, we issued 483,676 shares of our common stock, at a price of US$2.50 per share, to Gental International Industry Investment Co., Ltd. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

           In November 2003, we issued in three separate transactions an aggregate of 2,200,000 shares of our common stock, at a purchase price of US$2.50 per share, to Everbright Development Overseas Limited. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in these issuances.

           In December 2003, we issued 5,000 shares of common stock, at a price of US$3.00 per share, to a consultant for services rendered. The common shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

           In December 2003, we issued 1,120,000 shares of our common stock, at a purchase price of US$2.50 per share, to Everbright Development Overseas Limited. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

           In December 2003, we issued 6,463,415 shares of our common stock to Everbright Development Overseas Limited in exchange for a hotel, approximately 258,241 square feet in size and valued at US$13,637,231, located in the city of HaiMen, Jiansu Province, PRC. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this Annual Report on Form 10-KSB.

PLAN OF OPERATIONS

           We are engaged in the business of providing facilitation, credit and logistical support to manufacturers and merchants engaged in international trade between the People's Republic of China and the United States of America. We intend to provide to the small to medium business in the PRC and USA logistical support and credit assurance whereby interested buyers and sellers can:

           o          source available products and trading partners;
           o receive language and other logistical assistance necessary for negotiating and facilitating purchase order submission and acceptance; and
           o obtain, for the buyer, financial guarantees of product delivery, quality and warranty claims and, for the seller, financial guarantees of timely payment.

           We intend to provide our facilitation, credit and logistical support through our international Trade Assurance Centers. Our plan of operations over the next 12 months is to complete the construction of the five Trade Assurance Centers currently under development in the PRC and to commence the development of a Trade Assurance Center in Los Angeles.

           All manufacturers and merchants who subscribe to our services will be required to become subscription members. Members will be entitled to full logistical support and credit assurance. We intend to develop revenue from operations primarily through membership fees and transaction based fees on all international trades that take place though our network of services. GSL members will be required to pay an initial membership fee of approximately US$5,000. Each party to a transaction that takes place through our network, both the buyer and seller, will be required to pay us 2% of the gross transaction price.

           In the January 2004, we began providing credit assurance services to Chinese merchants and manufactures in business-to-business transactions taking place within the PRC. Subject to the completion of our PRC-based Trade Assurance Centers, we expect to commence providing credit assurance services in international transaction in the second half of 2004.

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 2003, we had a working capital deficit of US$1,939,328, however in the first quarter of 2004 we acquired an additional US$15,630,000 of working capital through the sale of our shares of common stock at US$5.00 per share. Our working capital requirements over the next 12 months will include capital necessary for the development of the initial five Trade Assurance Centers in the PRC and a Trade Assurance Center in Los Angeles. We will also require capital to fund claims made under our credit assurance program. We have established a line of credit in the amount of RMB1 billion with NanTong Commercial Bank for purposes of funding any assurance claims. In addition to our working capital on hand and the existing line of credit, we believe that we will need an additional US$200 million of working capital to fund our proposed plan of operations. We intend to obtain the required capital through a combination of bank debt and sales of our equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase our securities. If we are unable to raise the additional US$200 million of working capital, our proposed plan of operations may be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

           We do not have any off-balance sheet financing arrangements.

ITEM 7.    FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................F-1

Consolidated Balance Sheets at December 31, 2003 and 2002....................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
  for the years ended December 31, 2003 and 2002.............................F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2003 and 2002...........................................F-5

Consolidated Statements of Cash Flows for the years ended December 31,
  2003 and 2002..............................................................F-8

Notes to Consolidated Financial Statements...................................F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
GSL Holdings, Inc. and Subsidiaries
(Formerly Bethurum Laboratories, Inc.)
(A Development Stage Company)
Los Angeles, California


We have audited the accompanying consolidated balance sheets of GSL Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



                                      KENNY H. LEE CPA GROUP, INC.


April 8, 2004


                                 GSL HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY BETHURUM LABORATORIES, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2003 AND 2002


                                               ASSETS

                                                                     2003             2002
                                                                 ------------     ------------
CURRENT ASSETS

  Cash and cash equivalents                                      $ 4,245,813      $     2,317
  Accounts receivable, net of allowance for doubtful
   accounts of $10,000 in 2003 and $0 in 2002, respectively            2,864           10,000

  Prepayments and other current assets (note 4)                   10,762,629               --
                                                                 ------------     ------------
           Total current assets                                   15,011,306           12,317


PROPERTY AND EQUIPMENT, NET (NOTE 5)                              33,694,006            2,540

OTHER ASSETS (NOTE 6, 7)                                           1,155,999          741,000
                                                                 ------------     ------------
           TOTAL ASSETS                                          $49,861,311      $   755,857
                                                                 ============     ============



                                 GSL HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY BETHURUM LABORATORIES, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2003 AND 2002

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               2003                2002
                                                           -------------      -------------

CURRENT LIABILITIES

  Accounts payable, trade                                  $     21,339       $         --
  Note payable                                                       --             40,000
  Notes payable - related party (note 8)                        481,000            210,000
  Deferred revenue (note 9)                                      10,000             10,000
  Accrued expenses and other liabilities (note 10)           16,438,295            219,318
                                                           -------------      -------------
           Total current liabilities                         16,950,634            479,318


LONG-TERM LIABILITIES                                                --                 --
                                                           -------------      -------------
           Total long-term liabilities                               --                 --

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY

  Common stock, no par value;
  Authorized 1,000,000,000 shares;
  26,722,739 and 8,643,088 shares issued and
  outstanding at December 31, 2003 and 2002,
  respectively (note 12)                                     34,412,275          1,188,665

  Additional paid-in capital                                         --                 --

  Deferred consulting fees                                           --            (36,432)

  Accumulated other comprehensive income (loss)                 (44,822)                --

  Accumulated deficits                                       (1,456,776)          (875,694)
                                                           -------------      -------------

  Total stockholders' equity                                 32,910,677            276,539
                                                           -------------      -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 49,861,311       $    755,857
                                                           =============      =============


                                 GSL HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY BETHURUM LABORATORIES, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  FOR THE YEARS ENDED DECEMBER 31,


                                                            2003               2002
                                                        -------------      -------------
NET SALES                                               $     60,983       $     33,680

COST OF SALES                                                  8,305                 --
                                                        -------------      -------------
           GROSS PROFIT                                       52,678             33,680

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,173,815          1,542,060
                                                        -------------      -------------

           OPERATING INCOME (LOSS)                        (1,121,137)        (1,508,380)
                                                        -------------      -------------

OTHER INCOME (EXPENSE)

Interest income and other income                              68,205                 --
Interest expense and other expense                           (25,702)           (18,507)
                                                        -------------      -------------

           Total other income (expense)                       42,503            (18,507)
                                                        -------------      -------------

           INCOME (LOSS) BEFORE INCOME TAXES              (1,078,634)        (1,526,887)

DEFERRED TAX BENEFITS (NOTE 7)                               498,352            651,994

PROVISION FOR INCOME TAXES                                       800                800
                                                        -------------      -------------

           NET INCOME (LOSS)                                (581,082)          (875,693)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment                      (44,822)                --
                                                        -------------      -------------

           COMPREHENSIVE INCOME (LOSS)                  ($   625,904)      ($   875,693)
                                                        =============      =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE      ($      0.04)      ($      0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  13,364,724          8,445,160
                                                        =============      =============


                                                GSL HOLDINGS, INC. AND SUBSIDIARIES
                                              (FORMERLY BETHURUM LABORATORIES, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                                                 Accumulated                Stock-
                                                         Common Stock      Additional  Deferred     Other                   holders'
                                                     ----------------------  Paid-in  Consulting Comprehensive Accumulated  Equity
                                                      Shares      Amount     Capital      Fee       Income      Deficits   (Deficit)
                                                     ---------- ----------- --------- ----------- ------------ ---------- ----------
Balance at December 31, 2001                         7,600,000  $       1    $   -    $        -  $       -    $     -    $       -
Recapitalization (note 1)                              400,188   (507,440)       -             -          -          -     (507,440)
Options to purchase common stock granted
  on January 8, 2002 as payment for consulting
  services                                                   -    407,885        -     (407,885)          -          -            -
Stock issued for cash at $1.00 per share on
  January 10, 2002                                      10,000     10,000        -             -          -          -       10,000
Stock issued for cash at $2.50 per share on
  January 10, 2002                                       2,000      5,000        -             -          -          -        5,000
Stock issued for cash at $2.50 per share on
  January 17, 2002                                       2,000      5,000        -             -          -          -        5,000
Stock issued for cash at $2.50 per share on
  January 20, 2002                                       5,000     12,500        -             -          -          -       12,500
Stock issued for cash at $2.50 per share on
  January 29, 2002                                      30,000     75,000        -             -          -          -       75,000
Stock issued for cash at $2.00 per share on
  February 4, 2002                                      50,000    100,000        -             -          -          -      100,000
Stock issued for cash at $2.00 per share on
  February 22, 2002                                     50,000    100,000        -             -          -          -      100,000
Stock issued for consulting fees at $3.00
  per share on April 10, 2002                           66,000    200,000        -     (200,000)          -          -            -
Options to purchase common stock granted
  on April 11, 2002 as payment for consulting fees          -      23,469        -             -          -          -       23,469
Stock issued to consulting fees at $3.00 per share
  on April 20, 2002                                     83,000    250,000        -     (250,000)          -          -            -
Stock issued for cash at $2.50 per share on|
   April 22, 2002                                       10,000     25,000        -             -          -          -       25,000
Stock issued to consulting fees at $2.50 per share
  on May 20, 2002                                       30,000     75,000        -      (75,000)          -          -            -
Stock issued for exercise of options at $0.50
  per share on May 21, 2002                            120,000     60,000        -             -          -          -       60,000


                                                GSL HOLDINGS, INC. AND SUBSIDIARIES
                                              (FORMERLY BETHURUM LABORATORIES, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                                 FOR THE YEARS ENDED DECEMBER 31,



                                                                                                 Accumulated                Stock-
                                                         Common Stock      Additional  Deferred     Other                   holders'
                                                     ----------------------  Paid-in  Consulting Comprehensive Accumulated  Equity
                                                      Shares      Amount     Capital      Fee       Income      Deficits   (Deficit)
                                                     ---------- ----------- --------- ----------- ------------ ---------- ----------

Stock issued for exercise of options at $0.50
  per share on May 23, 2002                             50,000      25,000          -          -          -            -     25,000
Stock issued for cash at $2.50 per share on
  June 26, 2002                                          8,000      20,000          -          -          -            -     20,000
Stock issued for exercise of options at $1.00
  per share on July 29, 2002                            10,000      10,000          -          -          -            -     10,000
Stock issued for services at $2.50 per share
  on August 8, 2002                                      1,000       2,500          -          -          -            -      2,500
Stock issued for services at $2.50 per share
  on August 22, 2002                                     2,000       5,000          -          -          -            -      5,000
Stock issued for services at $2.50 per share
  on September 1, 2002                                   4,800      12,000          -          -          -            -     12,000
Stock issued for services at $2.50 per share
  on September 1, 2002                                   3,500       8,750          -          -          -            -      8,750
Stock issued for services at $2.50 per share
  on September 1, 2002                                   5,600      14,000          -          -          -            -     14,000
Options to purchase common stock at $0.50
  per share on September 6, 2002                            -      200,000          -          -          -            -    200,000
Stock issued for exercise of options at $0.50
  per share on September 11, 2002                      100,000      50,000          -          -          -            -     50,000
Amortization of deferred consulting fee                     -            -          -    896,543          -            -    896,543
Cumulative translation adjustment                           -            -          -          -          -            -          -
Net income (loss)                                           -            -          -          -          -     (875,693)  (875,693)
                                                     ---------- ----------- --------- ----------- ------------ ---------- ----------
Balance at December 31, 2002                         8,643,088  $1,188,665  $       - $  (36,432) $       -    $(875,694) $ 276,539
                                                     ---------- ----------- --------- ----------- ------------ ---------- ----------

Stock issued for consulting fees at $0.50
  per share on January 22, 2003                        100,000      50,000          -    (50,000)         -            -          -
Stock issued for exercise of options at $0.50
  per share on March 7, 2003                            60,000      30,000          -          -          -            -     30,000
Stock issued for exercise of options at $1.00
  per share on April 23, 2003                           16,530      16,530          -          -          -            -     16,530



                                                GSL HOLDINGS, INC. AND SUBSIDIARIES
                                              (FORMERLY BETHURUM LABORATORIES, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                                 FOR THE YEARS ENDED DECEMBER 31,


                                                                                                Accumulated                Stock-
                                                        Common Stock      Additional  Deferred     Other                   holders'
                                                    ----------------------  Paid-in  Consulting Comprehensive Accumulated  Equity
                                                     Shares      Amount     Capital      Fee       Income      Deficits   (Deficit)
                                                    ---------- ----------- --------- ----------- ------------ ---------- ----------

Stock issued for replacement of options exercised
  on May 21, 2002                                      24,000           -         -          -           -            -           -
Stock issued for cash at $1.00 per share
  on September 5, 2003                              4,538,000   4,538,000         -          -           -            -   4,538,000
Stock issued for acquisition of property at $2.00
  per share on September 16, 2003                   9,532,445   9,064,890         -          -           -            -  19,064,890
Stock issued for cash at $2.50 per share
  on November 20, 2003                                483,676   1,209,190         -          -           -            -   1,209,190
Stock issued for cash at $2.50 per share
  on November 20, 2003                                880,000   2,200,000         -          -           -            -   2,200,000
Stock issued for cash at $2.50 per share
  on November 25, 2003                                920,000   2,300,000         -          -           -            -   2,300,000
Stock issued for cash at $2.50 per share
  on December 3, 2003                                 400,000   1,000,000         -          -           -            -   1,000,000
Stock issued for consulting service at $3.00
  per share on December 8, 2003                         5,000      15,000         -          -           -            -      15,000
Stock issued for cash at $2.50 per share
  on December 30, 2003                              1,120,000   2,800,000         -          -           -            -   2,800,000
Amortization of deferred consulting fee                     -           -         -     86,432           -            -      86,432
Cumulative translation adjustment                           -           -         -          -     (44,822)           -     (44,822)
Net income (loss)                                           -           -         -          -           -     (581,082)   (581,082)
                                                    ---------- ----------- --------- ----------- ---------- ------------ -----------
Balance at September 30, 2003                      26,722,739 $34,412,275  $      -  $       - $   (44,822) $(1,456,776) $32,910,677



                                 GSL HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY BETHURUM LABORATORIES, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                           2003            2002
                                                                       -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                               $   (581,082)  $   (875,693)
                                                                       -------------  -------------

           Depreciation                                                      18,649            358
           Amortization of deferred consulting fees                          36,432        896,453
           Common stock issued for services                                      --         42,250
           Options issued for consulting services                                --         15,529
           Options issued for services                                           --        200,000
           Common stock issued for consulting services                       65,000             --
           Common stock issued for exercise of options                       46,530             --
           Common stock issued for acquisition of properties             19,064,890             --

           (Increase) decrease in
               Accounts receivable                                            7,136        (10,000)
               Prepayments and other current assets                     (10,762,629)            --
               Prepaid security deposits - other assets                      83,352        (89,006)
               Deferred tax assets - other assets                          (498,352)      (651,994)
           Increase (decrease) in
               Accounts payable                                              21,339             --
               Deferred revenue                                                  --         10,000
               Accrued expenses and other liabilities                    16,218,977        219,318
                                                                       -------------  -------------
                         Total adjustments                               24,301,324        632,908
                                                                       -------------  -------------
                             Net cash provided by (used in) operating
                                activities                               23,720,242       (242,785)
                                                                       -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                            (33,710,114)        (2,898)
                                                                       -------------  -------------
                       Net cash provided by (used in) investing
                       activities                                       (33,710,114)        (2,898)
                                                                       -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Repayment of note payable                                            (40,000)      (510,000)
       Proceeds from note payable                                                --         50,000
       Proceeds from notes payable - related party                          271,000        210,000
       Proceeds from reorganization                                              --            500
       Issuance of common stock for cash                                 14,047,190        497,500
                                                                       -------------  -------------
                       Net cash provided by (used in) financing
                       activities                                        14,278,190        248,000
                                                                       -------------  -------------

CUMULATIVE TRANSLATION ADJUSTMENT                                           (44,822)            --

                       Net increase in cash and cash equivalents          4,243,496          2,317

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,317             --
                                                                       -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  4,245,813   $      2,317
                                                                       =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
           INTEREST                                                    $         --   $         --
           INCOME TAX                                                  $         --   $         --


                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



(1)        ORGANIZATION AND LINE OF BUSINESS
--------------------------------------------

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

           In order to accelerate the establishment of GBPN, the Company acquired one hundred percent (100%) of `Global Starlink Group (Hong
           Kong) Limited', a Hong-Kong based company, mainly engaged in trading in November 2002, and established a wholly owned subsidiary named `GSL (Beijing) Investment Management Consulting Ltd.' in China in December 2002.

           In March 2003, the Company established a wholly owned subsidiary named `GSL International Business Port (NanTong) Co., Ltd. in China, in order to facilitate good market construction and management service.

           In May 2003, the Company also established a wholly owned subsidiary named `GSL (HaiMen) International Business Port Management Co., Ltd. in China to provide business and sightseeing development and management service in international field and to provide international economic and technological information consultation service.

           In September 2003, the Company also established a wholly owned subsidiary named `GSL (NanTong) International Business Development Co., Ltd. in China, in order to accelerate the establishment of GBPN.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

           In October 2003, the Company established a wholly owned subsidiary named `GSL (HaiMen) International Purchase Guarantee Co., Ltd., in HeiMen, China in order to provide guarantee for purchasing real estate, loan, credit, contract, quality, payment, service, international trade and investment, etc.

           In December 2003, the Company also established a wholly owned subsidiary named `GSL (NanTong) Transitional Purchase Guarantee Co., Ltd., in NanTong, China in order to provide guarantee for purchasing real estate, loan, credit, contract, quality, payment, service, international trade and investment, etc.

           In December 2003, the Company also established a wholly owned subsidiary named `GSL (GuangZhou) Credit Guarantee Co., Ltd., in GuangZhou, China in order to provide guarantee for purchasing real estate, loan, credit, contract, quality, payment, service, international trade and investment, etc.

           In December 2003, in order to provide housing and catering services to the customers of the two business ports of NanTong and HeiMen, `GSL (HaiMen) International Business Port Management Co., Ltd, a wholly owned subsidiary of the Company, acquired a hotel (total area
           - 258,241 square feet) located in the city of HaiMen, Jiangsu Province, China. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations".

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

      Affirmative Statement

           The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

      Principles of Consolidation

           The consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiaries, Global Starlink Group, Inc., Global Starlink Group (Hong Kong) Limited, GSL (Beijing) Investment Management Consulting Ltd., GSL International Business Port (NanTong) Co., Ltd., GSL (HaiMen) International Business Port Management Co., Ltd., GSL (NanTong) International Business Development Co., Ltd., GSL (HaiMen) International Purchase Guarantee Co., Ltd., GSL (NanTong) Transitional Purchase Guarantee Co., Ltd. and GSL (GuangZhou) Credit Guarantee Co., Ltd. All significant intercompany accounts and transactions are eliminated in consolidation. All of the entities are collectively referred to as "the Company".

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

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

                               Building                       39 years

                               Building improvement           39 years

                               Machinery and equipment        5 years

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

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


      Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes".

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

           Foreign Currency Exchange Gains and Losses
           ------------------------------------------

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

      Certain Risks and Concentrations

           Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that $10,000 of allowance is needed at December 31, 2003.


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

           One customer accounted for 100% of the Company's net revenues for the year ended December 31, 2003. At December 31, 2003, no amount was due from such customer.

           As of December 31, 2003, the Company maintained net assets of approximately $33,000,000 at its locations in China. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company's operations.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


           Reclassification
           ----------------

           Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

           Recently Issued Accounting Pronouncements
           -----------------------------------------

           In December 2002, the FASB issued SFAS No. 148, `Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, `Accounting for Stock-Based Compensation', to provide alternative methods of transition for a voluntary change to a fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosure in both annual and interim financial statements.

(3)        GOING CONCERN
------------------------

           The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the year ended December 31, 2003, the Company incurred a net loss before income taxes of $1,078,634, mainly due to $328,204 of consulting fee and $234,000 of deferred salaries to an officer consisting of 28% and 20%, respectively, of total selling, general and administrative expenses. Further, the Company does not have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. If such consulting fee expense and deferred salaries were not incurred, management believes that total selling, general and administrative expenses might be $611,611, resulting in net loss before income taxes of $516,430 for the year ended December 31, 2003.

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

(4)        PREPAYMENTS
----------------------

           Prepayments consist mostly of $10,446,331 of prepaid website design and development for advertising Global Business Partnership and establishing its network.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


(5)        PROPERTY AND EQUIPMENT
---------------------------------


           Property and equipment at December 31, 2003 consist of the following:

               Land                             $19,064,890
               Construction in progress             701,221
               Building                          13,637,231
               Automobile                           164,433
               Machinery and equipment               98,757
               Office equipment                      28,837
               Furniture and fixtures                17,644
                                                ------------
                                                 33,713,013

               Less:  accumulated depreciation       19,007
                                                ------------

                         TOTAL                   33,694,006
                                                ============

      Depreciation expense was $18,649 for the year ended December 31, 2003.

(6)        OTHER ASSETS
-----------------------

           Other assets consist mostly of $5,520 of security deposits resulting from non-cancelable operating leases for office space and $1,150,346 of deferred tax assets.

           In April 2002, the Company entered into non-cancelable operating lease for office space. Security deposit of $5,250 was made in conjunction with the lease.

(7)        INCOME TAXES - DEFERRED TAX ASSETS
---------------------------------------------

           The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the year ended December 31, 2003:

               Current tax provision:
                         Federal                           $        --
                         State                             $       800
                                                           ------------
                                                           $       800

               Deferred tax (benefit) provision:
                         Federal                           $  (395,517)
                         State                             $  (103,635)
                                                           ------------
                                                           $  (499,152)
               Add:  deferred tax assets at Dec. 31, 2002     (651,994)
                                                           ------------

               Deferred tax assets at Dec. 31, 2003        $(1,150,346)
                                                           ------------

           Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

           As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,685,000. The net operating loss carryforwards may be offset against future taxable income through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(8)        NOTES PAYABLE - RELATED PARTY
----------------------------------------

           For the year ended December 31, 2003, a total of $271,000 was advanced to the Company by the shareholder of Global Starlink Group, Inc. Interest is imputed at eight (8) percent per annum and is due upon demand.

           At December 31, 2003, an outstanding borrowing under this advance was $481,000, and total interest accrued for the year ended December 31, 2003 was $25,702.

(9)        DEFERRED REVENUE
---------------------------

           In June 2002, the Company entered into `Membership Agreements' with an entity and an individual desiring to participate in the GSL Business Partnership Network (GBPN). As of December 31, 2003, the activities anticipated by one of these Membership Agreements has been commenced and paid, but the activities for the other Membership Agreement has formally not. Accordingly, the $10,000 membership fee unrealized as of December 31, 2003 has been recognized as deferred revenue in the accompanying consolidated financial statements. The Company anticipates entering into similar Membership Agreements with other individuals and entities in the near future.

           In December 2002, the Company entered into `Service Agreement' with an entity registered in Hong Kong. Pursuant to the `Agreement', the Company will assist an entity to carry out marketing and sales activities in U.S. in order to promote the image and sales of service of the China Trade Center (CTC) in the U.S., to liaise with central and regional government bureaus in order to establish connections to enterprises for the promotion of sales of service of the CTC, to liaise with potential enterprises to employ the service to be provided by the CTC, and to provide staffs, office premises and reasonable office environments to provide the above stated services to an entity in the U.S. In consideration for the services provided by the Company, the entity agreed to pay `Service Fee' by installment by May 1, 2003. Pursuant to the `Service Agreement', on January 6, 2003 and February 24, 2003, the Company received only a partial payment of `Service Fee' of $17,917 and $16,582, respectively, and service has been realized as of December 31, 2003. Accordingly, $34,499 of revenue has been recognized for the year ended December 31, 2003. In December 2003, the Agreement has been expired and cancelled due to a failure to comply with the terms of the Agreement.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


(10)       OTHER LIABILITIES
----------------------------

           Other liabilities consist mostly of $2,395,576 of advance deposit payable for the sale of each store premise of trade centers to be built in HaiMen and NanTong, China, $12,926,830 of hotel acquisition consideration for the Company's common stock unissued as of December 31, 2003, $234,000 of deferred salaries to an officer, and $217,000 of advance for the Company's common stock unissued as of December 31, 2003.

           The Company incurred $234,000 of deferred salaries, the difference between the stated salaries ($240,000) and the actual compensation ($6,000), for the services provided by an officer, charged to operations for the year ended December 31, 2003. At December 31, 2003, $234,000 of the deferred compensation was actually paid.

           In June 2003, the Company sold 6,800 shares (total value: $17,000) of its common stock at the price of $2.50 per share to a certain company in Hong Kong. As of December 31, 2003, the issuance of the Company's common stock was in progress.

(11)       COMMITMENTS AND CONTINGENCIES
----------------------------------------

           Leases
           ------

           At February 21, 2003, the Company entered into non-cancelable operating leases expiring through February 2004 for officer's housing allowance. At April 2, 2002, the Company also entered into a non-cancelable operating sub-lease expiring through February 2004 for office space. A certain lease contains a provision for fixed rent increase, along with an increase in certain operating expenses.

           In June 2003, the lease for officer's housing allowance was early terminated due to relocation to China.

           Future minimum lease payments under the non-cancelable sub-lease as of December 31, 2003 are as follows:


                     Year Ending
                     December 31,

                        2004                             $           5,100
                                                         -----------------

                Total minimum lease payments             $           5,100
                                                         -----------------


           Rent expense charged to operations for the year ended December 31, 2003 was $56,641.

      Litigation

           For the year ended December 31, 2003, the following legal proceeding was filed.

           JESS FOSTER VS. GSL HOLDINGS AND LUIS CHANG INDIVIDUALLY; CASE NUMBER
           ---------------------------------------------------------------------
           BC289097 IN THE LOS ANGELES SUPERIOR COURT SYSTEM.
           --------------------------------------------------

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

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

           As of December 31, 2003, the litigation was settled without any further obligation to the Company.

           Other than this claim, based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(12)       STOCKHOLDERS' EQUITY
-------------------------------

           Common Stock
           ------------

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

           On April 23, 2003, the Company issued 24,000 shares of its common stock for replacement of options (120,000 shares) exercised on May 21, 2002, due to non-performance of mutually agreed-upon procedures and services. 120,000 shares of options exercised were not rescinded yet as of December 31, 2003.

           On September 5, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited. Pursuant to an agreement, the Company issued restricted common stock of 4,538,000 shares (at the price of $1.00 per share) to the subscriber, and the subscriber paid $30,000 and $4,508,000 to GSL (Beijing) Investment Management Consulting Ltd. and GSL International Business Port (NanTong) Co., Ltd., wholly owned subsidiaries of the Company, on June 24, 2003 and August 5, 2003, respectively, in order to provide registration capital for both subsidiaries in compliance with the corporation establishment rules and regulations in China. The Company issued these shares (total value: $4,538,000) on November 10, 2003.

           In September 2003, the Company entered in an agreement to acquire a property (total area - approximately 350,370 square meter; valued at $19,064,890) located in the city of NanTong in China from `Everbright Development Overseas Limited' to establish the world's largest trade center for finery products. Pursuant to an agreement, the Company issued 9,532,445 restricted common stock at the price of $2.00 per share. As of September 30, 2003, the acquisition was completed. The Company issued these shares (total value: $19,064,890) on November 10, 2003.

           On November 18, 2003, the Company entered into a stock subscription agreement with Gental International Industry Investment Co., Ltd. in China. Pursuant to an agreement, the Company issued restricted common stock of 483,676 shares (at the price of $2.50 per share) to the subscriber, and the subscriber paid $1,209,190 to GSL (HaiMen) Business Port Management Co., Ltd., for upgrading a hotel in HaiMen city of China. The Company issued these shares (total value:
           $1,209,190) on November 20, 2003.

           On November 19, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited. in China. Pursuant to an agreement, the Company issued restricted common stock of 880,000 shares (at the price of $2.50 per share) to the subscriber, and the subscriber paid $2,200,000 to GSL (HaiMen) International Purchase Guarantee Co., Ltd., for establishing purchasing centers in 20 cities in China. The Company issued these shares (total value: $2,200,000) on November 20, 2003.

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

           On November 25, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited. in China. Pursuant to an agreement, the Company issued restricted common stock of 920,000 shares (at the price of $2.50 per share) to the subscriber, and the subscriber paid $2,300,000 to GSL (NanTong) International Business Development Co., Ltd., for international trade assurance for all members who have participated in GSL international garment purchasing center in HaiMen city of China. The Company issued these shares (total value: $2,300,000) on November 25, 2003.

           On November 28, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited. in China. Pursuant to an agreement, the Company issued restricted common stock of 400,000 shares (at the price of $2.50 per share) to the subscriber, and the subscriber paid $1,000,000 to GSL (NanTong) International Business Development Co., Ltd., for licensing fee required by the Chinese Government for the development of US trade centers in major cities in China. The Company issued these shares (total value: $1,000,000) on December 3, 2003.

           On December 8, 2003, the Company entered into a consulting service contract with an individual. The Company issued 5,000 shares of common stock at the price of $3.00 (total value: $15,000) on December 8, 2003.

           On December 29, 2003, the Company entered into a stock subscription agreement with Everbright Development Overseas Limited. Pursuant to an agreement, the Company issued restricted common stock of 1,120,000 shares (at the price of $2.50 per share) to the subscriber, and the subscriber paid $1,800,000 and $1,000,000 to GSL (NanTong) Transitional Purchase Guarantee Co., Ltd. and GSL (HaiMen) International Purchase Guarantee Co., Ltd., wholly owned subsidiaries of the Company, in December 2003, respectively, for working capital for both subsidiaries. The Company issued these shares (total value:
           $2,800,000) on December 30, 2003.

           On December 29, 2003, pursuant to the `Memorandum of Understanding
           (MOU)' dated September 12, 2003, the Company completed the acquisition of purchasing a hotel (total area - approximately 258,241 square feet; valued at $12,926,830) located in the city of HaiMen, Jiansu Province, China. Pursuant to the `MOU', the Company will issue its restricted common stock of 6,463,415 shares at the price of $2.00 per share. A physical stock certificate has not been issued as of December 31, 2003, but was issued on January 13, 2004.

           Stock Options
           -------------

           In September 2002, the Company entered into a stock option agreement with an officer. Pursuant to the `Agreement', the Company granted the option to purchase fifty thousand (50,000) common shares, at a price of $1.00 per share. This option was intended to be a Non-statutory Option and immediately exercisable.

           The Company has adopted only the disclosure provisions of SFAS No.
           123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2003:

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


               Net income (loss), as reported                        ($581,082)
               Deduct: Total stock-based employee
                  compensation expense determined
                  under fair value based method for all
                  awards, net of related tax effects                   (45,500)
                                                                     ----------

               Pro forma net income (loss)                           ($626,582)
                                                                     ----------

               Earnings (loss) per share:
                  Basic (diluted) - as reported                      ($   0.04)

                   Basic (diluted) - Pro forma                       ($   0.05)


           The following summarizes all of the Company's stock option transactions:

                                                               Weighted-        Stock              Weighted
                                             Stock               Average        Options            Average
                                            Options             Exercise       Outstanding         Exercise
                                          Outstanding            Price       Outside of Plan         Price
                                          -----------            -----       ---------------         -----

           Outstanding, Dec. 31, 2002          50,000          $   0.70                  -          $    -
           Granted                                 -                  -                  -          $    -
           Exercised                               -                  -                  -          $    -
           Cancelled                               -                  -                  -          $    -

           OUTSTANDING, DEC. 31, 2003          50,000          $   0.70                  -          $
           EXERCISABLE, DEC. 31, 2003          50,000          $   0.70                  -          $    -


           Information relating to these options is as follows:

               Weighted-Average Weighted-Average Weighted-Average
                      Stock Options        Stock Options     Remaining Contractual     Exercise Price of     Exercise Price of
 Exercise Price        Outstanding          Exercisable               Life            Options Outstanding   Options Exercisable
 --------------        -----------          -----------               ----            -------------------   -------------------
$      1.00               50,000               50,000            2.75 years            $     0.70           $     0.70
                       -----------           ----------
                          50,000               50,000
                       ===========           ==========

                       GSL HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BETHURUM LABORATORIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


           For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 0.93%, and expected lives of four
           (4) years.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 8A.   CONTROLS AND PROCEDURES

           Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

           It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. The effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.


         NAME                              AGE                                   POSITION
-------------------------------          --------           -------------------------------------------------------------
Mai Wang                                   59               Chairman of the Board of Directors

Luis Chang                                 42               President, Chief Executive Officer, Chief Financial
                                                                 Officer and Director

Murray Findley                             74               Director

Donald Cohen                               77               Director


           Ms. Wang has served as our Chairman of the Board since January 2002. For the past five years, Ms. Wang has also served as Chairman of the Board of Everbright Development Overseas, Limited and Chairman of the Board Universal Investment Group, a Singapore corporation engaged in real estate development.

           Mr. Chang has served as our President, Chief Executive Officer, Chief Financial Officer and as a director since January 2002. For the past five years, Mr. Chang has served as Executive Chairman of the Universal Investment Group.

           Mr. Findley has served as a member of our board of directors since January 2002. In 1981, Mr. Findley founded Sobel Westex, a national distributor of linen products, and served as Chairman and Chief Executive Officer of that company until 2003. Since 2003, Mr. Findley has served as Chairman and Chief Executive Officer of Coast Drapery Service, a drapery manufacturer for the hospitality industry.

           Mr. Cohen has served as a member of our board of directors since January 2004. From 1962 to 1984, Mr. Cohen served as President of Opelinka Manufacturing Corp., a NYSE listed textile manufacturer. For the past five years, Mr. Cohen has acted as a private investor.

           All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

           We do not have an audit committee nor do we have a financial expert.

CODE OF ETHICS

           We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 333 Alameda Street, Suite 324, Los Angeles, California 90013.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

           Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

           CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by us to our Chief Executive Officer for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001.


                                              ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                 ------------------------------------------------  ----------------------------------
                                                                                    RESTRICTED       COMMON SHARES
                                                                                    STOCK AWARDS   UNDERLYING OPTIONS
                                                                  OTHER ANNUAL          ($)             GRANTED         ALL OTHER
       NAME AND POSITION          YEAR      SALARY     BONUS      COMPENSATION                        (# SHARES)      COMPENSATION
-------------------------------- -------- --------- ------------------------------ --------------  ------------------ --------------
Luis Chang, President, CEO and    2003    US$25,000        -0-           -0-               -0-               -0-             -0-
CFO                               2002    0                -0-           -0-               -0-               -0-             -0-
                                  2001    US$25,000        -0-           -0-               -0-               -0-             -0-

                                            OPTION/SAR GRANTS IN 2003 FISCAL YEAR
                                                          INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES
                                       UNDERLYING              % OF TOTAL OPTIONS/SARS
                                  OPTIONS/SARS GRANTED         GRANTED TO EMPLOYEES IN       EXERCISE OR BASE
            NAME                           (#)                       FISCAL YEAR               PRICE ($/SH)        EXPIRATION DATE
-----------------------------    ------------------------    -----------------------------   ------------------  -------------------

                                      None


                                        AGGREGATED OPTION/SAR EXERCISES IN 2003 FISCAL YEAR
                                                   AND FY-END OPTION/SAR VALUES


                                                                                       NUMBER OF                VALUE OF
                                                                                      SECURITIES              UNEXERCISED
                                                                                      UNDERLYING              IN-THE-MONEY
                                                                                      UNEXERCISED           OPTIONS/SARS AT
                                                                                    OPTIONS/SARS AT            FY-END ($)
                                                                                      FY-END (#)


                                   SHARES ACQUIRED ON                                 EXERCISABLE/             EXERCISABLE/
           NAME                        EXERCISE (#)       VALUE REALIZED ($)          UNEXERCISABLE           UNEXERCISABLE
----------------------------    --------------------     --------------------     --------------------    ---------------------

                                None

           COMPENSATION OF DIRECTORS. At the present time, directors receive no compensation for serving as directors of the company, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. From time to time, we may engage certain members of our board of directors to perform services on our behalf and will compensate such persons for the services which they perform.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 13, 2004 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.


                    NAME AND ADDRESS(1)                          NUMBER OF SHARES                          PERCENTAGE OWNED
------------------------------------------------------------------------------------------------        ------------------------
           Mai Wang (1)                                             34,636,660                                   92.7%

           Luis Chang (1)                                               -0-                                       --

           Murray Findley (1)                                           -0-                                       --

           Donald Cohen (1)                                             -0-                                       --

           Everbright Development Overseas,
             Limited (3)                                            34,636,660                                   92.7%

           All officers and directors as a group
             (five persons)                                         34,636,660                                   92.7%


---------------

(1)        Address is 333 Alameda Street, Suite 324, Los Angeles, California
           90013.

(2) Represents common shares held by Everbright Development Overseas, Limited. Ms. Wang is the Chairman and controlling shareholder of Everbright Overseas.

(3)        Address is Room 23B, Stat City, 10 Jiu Xian Qiao Road, Beijing, PRC.

EQUITY COMPENSATION PLANS

           As of the date of this annual report, we have no equity compensation plans.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In September 2003, we issued 4,538,000 shares of our common stock, at a purchase price of US$1.00 per share, to Everbright Development Overseas Limited. Throughout November and December 2003, we sold an additional 3,320,000 shares of our common stock, at a purchase price of US$2.50 per share, to Everbright Development Overseas, Limited for the gross sales proceeds of US$8,500,000. The proceeds were used to fund the development of Trade Assurance Centers in China.

           In September 2003, we issued 9,532,445 shares of our common stock to Everbright Development Overseas Limited in exchange for 350,370 square meters of undeveloped real property, valued at US$19,064,890, located in the city of NanTong, PRC. In December 2003, we issued 6,463,415 shares of our common stock to Everbright Development Overseas Limited in exchange for a hotel, approximately 258,241 square feet in size and valued at US$13,637,231, located in HaiMen, PRC.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)        INDEX TO EXHIBITS

           3.1        Memorandum of Association (1)

           3.2        Articles of Association (1)

           10.1 Agreement and Plan of Reorganization dated December 24, 2001 between the Registrant, Global Starlink Group, Inc. and Everbright Development Overseas, Limited (fka Allstate Development Ltd.) (2)

           10.2 Contract of Attornment dated September 16, 2003 (NanTong Property Acquisition) between the Registrant and Everbright Development Overseas, Limited (3)

           10.3 Contract of Attornment dated September 18, 2003 (HaiMen Shishan Hotel Acquisition) between the Registrant and Everbright Development Overseas, Limited (3)

           21.1       List of Subsidiaries

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

(1) Previously filed as an appendix to the prospectus made part of the Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on September 27, 2000.

(2) Previously filed as part of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002.

(3) Previously filed as part of the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003.

(b)        REPORTS ON FORM 8-K.

           During the fourth quarter of 2003, we filed a current report on Form 8-K dated November 14, 2003 to report our acquisition of the HaiMen Shishan Hotel and the real property in NanTong, PRC. We also filed a Current Report dated December 5, 2003 to report our private placement sale of shares of our common stock for cash during the quarter.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

           Our board of directors have not selected independent accountants to audit our consolidated financial statements for the fiscal year 2004. Kenny H. Lee CPA Group, Inc. previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

AUDIT AND NON-AUDIT FEES

           Aggregate fees for professional services rendered to us by Kenny H. Lee CPA Group, Inc. for the years ended December 31, 2003 and 2002 were as follows:

                Services Provided                            2003        2002
                -----------------                            ----        ----

                Audit Fees............................     $24,000     $12,000
                Audit Related Fees....................       -0-         -0-
                Tax Fees..............................       -0-         -0-
                All Other Fees........................       -0-         -0-
                         Total........................     $24,000     $24,000


           AUDIT FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

           AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

           TAX FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for professional services for tax compliance, tax advice and tax planning.

           ALL OTHER FEES. There were no billed for the years ended December 31, 2003 and 2002 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

           We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Kenny H. Lee CPA Group, Inc. and the estimated fees related to these services.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GSL HOLDINGS, INC.

Date:  April 13, 2004               By:       /s/ Luis Chang
                                       -----------------------------------------
                                       Luis Chang, President and Chief Executive
                                       Officer

           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                         Title                                              Date
---------                                         -----                                              ----

/s/ Mai Wang                                      Chairman of the Board                              April 13, 2004
-------------------------------
Mai Wang

                                                  President, Chief Financial Officer, Secretary,     April 13, 2004
/s/ Luis Chang                                    Treasurer and Principal Accounting Officer and
-------------------------------                   Director
Luis Chang

/s/ Murray Findley                                Director                                           April 13, 2004
-------------------------------
Murray Findley

/s/ Donald Cohen                                  Director                                           April 13, 2004
-------------------------------
Donald Cohen
