Form 10QSB
period 2004-03-31
GSL HOLDINGS INC
filed 2004-05-24
CIK 1075082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission File Number 0-25167

                               GSL HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       British Virgin Islands                          35-2177956
--------------------------------------    --------------------------------------
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                Identification No.)

                           333 Alameda St., Suite 324
                             Los Angeles, California
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (213) 625-2588
                          ---------------------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

         As of May 24, 2004, the Company had 41,776,385 shares of its no par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes [ ]  No [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheet at March 31, 2004.............F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month periods ended March 31, 2004 and 2003.........................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
   three month periods ended March 31, 2004 and 2003.........................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-5

                                                             GSL HOLDINGS, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEET
                                                                      MARCH 31, 2004 (UNAUDITED)
------------------------------------------------------------------------------------------------

                                             ASSETS


                                                                                 MARCH 31, 2004
                                                                                ----------------
CURRENT ASSETS

     Cash and cash equivalents                                                  $    10,340,025
     Accounts receivable, net of allowance for doubtful accounts of $12,918              60,139
     Inventories                                                                         69,530
     Prepayments and other current assets                                               350,962
                                                                                ----------------
            Total current assets                                                     10,820,656

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                                 64,800,763

OTHER ASSETS (NOTE 5)                                                                 1,828,111
                                                                                ----------------
            TOTAL ASSETS                                                        $    77,449,530
                                                                                ================

    The accompanying notes are an integral part of these consolidated financial statements.

                                              F-1

                                             GSL HOLDINGS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 MARCH 31, 2004
                                                                ----------------

CURRENT LIABILITIES

     Accounts payable, trade                                    $         2,870
     Notes payable - related party (note 6)                             429,000
     Deferred revenue                                                    10,000
     Advance deposits (note 7)                                        6,017,787
     Accrued expenses and other liabilities (note 8)                  5,797,214
                                                                ----------------
            Total current liabilities                                12,256,871

LONG-TERM LIABILITIES                                                        --
                                                                ----------------
            Total long-term liabilities                                      --

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY

     Common stock, no par value;
         Authorized 1,000,000,000 shares;
         33,581,850 shares issued and outstanding                    48,522,793
     Additional paid-in capital                                              --
     Stock subscriptions (note 10)                                   19,059,301
     Accumulated other comprehensive income (loss)                     (107,040)
     Accumulated deficits                                            (2,282,395)
                                                                ----------------
            Total stockholders' equity                               65,192,659
                                                                ----------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    77,449,530
                                                                ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     GSL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
                                 FOR THE THREE-MONTH PERIODS ENDED MARCH 31, (UNAUDITED)
----------------------------------------------------------------------------------------

                                                            2004               2003
                                                       --------------     --------------
NET SALES                                              $     284,689      $      34,499

COST OF SALES                                                 90,357                 --
                                                       --------------     --------------

          GROSS PROFIT                                       194,332             34,499


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,694,364            215,974
                                                       --------------     --------------

          OPERATING INCOME (LOSS)                         (1,500,032)          (181,475)
                                                       --------------     --------------

OTHER INCOME (EXPENSE)
   Interest income and other income                            9,914                 --
   Interest expense and other expense                         (8,219)            (5,627)
                                                       --------------     --------------

        Total other income (expense)                           1,695             (5,627)
                                                       --------------     --------------

          INCOME (LOSS) BEFORE INCOME TAXES               (1,498,337)          (187,102)

DEFERRED TAX BENEFITS (NOTE 6)                               673,518             79,833

PROVISION FOR INCOME TAXES                                      (800)              (800)
                                                       --------------     --------------

          NET INCOME (LOSS)                                 (825,619)          (108,069)

Other Comprehensive income (loss)
   Foreign currency translation adjustment                   (62,218)                --
                                                       --------------     --------------

          Comprehensive income (loss)                  ($    887,837)     ($    108,069)
                                                       ==============     ==============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE     ($       0.03)     ($       0.01)
                                                       ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  32,574,818          8,736,457
                                                       ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                          F-3

                                                                               GSL HOLDINGS, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                      2004               2003
                                                                                 --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $    (825,619)     $    (108,069)
                                                                                 --------------     --------------
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation                                                                    104,526                131
       Amortization of deferred consulting fees                                             --             25,490
       Common stock issued for consulting services                                          --             80,000
       (Increase) decrease in
          Accounts receivable                                                          (57,275)                --
          Inventories                                                                  (69,530)                --
          Prepayments and other current assets                                      10,411,667             (2,500)
          Prepaid security deposits - other assets                                       1,407                 --
          Deferred tax assets - other assets                                          (673,518)           (79,833)
       Increase (decrease) in
          Accounts payable, trade                                                      (18,469)                --
          Advance deposits                                                           6,017,787                 --
          Accrued expenses and other liabilities                                   (10,641,081)            90,132
                                                                                 --------------     --------------
                    Total adjustments                                                5,075,514            113,420
                                                                                 --------------     --------------
                         Net cash provided by (used in) operating activities         4,249,895              5,351
                                                                                 --------------     --------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                          (18,284,454)                --
                                                                                 --------------     --------------
                         Net cash provided by (used in) investing activities       (18,284,454)                --
                                                                                 --------------     --------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of notes payable - related party                                         (52,000)                --
    Issuance of common stock for cash                                                1,183,688                 --
    Increase in stock subscriptions                                                 19,059,301                 --
                                                                                 --------------     --------------
                         Net cash provided by (used in) financing activities        20,190,989                 --
                                                                                 --------------     --------------

CUMULATIVE TRANSLATION ADJUSTMENT                                                      (62,218)                --

                         Net increase in cash and cash equivalents                   6,094,212              5,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,245,813              2,317
                                                                                 --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  10,340,025      $       7,668
                                                                                 ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
       INTEREST                                                                  $          --      $          --
                                                                                 ==============     ==============
       Income tax                                                                $          --      $          --
                                                                                 ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      In January 2004, the company issued its common stock of 6,463,415 shares at the price of $2.00 per share, totaling $12,926,830, for the acquisition of a hotel in China.

             The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-4

                                             GSL HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

(1)      ORGANIZATION AND LINE OF BUSINESS
------------------------------------------

         GSL Holdings, Inc. (the Company), formerly known as Bethurum Laboratories, Inc., was incorporated under the laws of the British Virgin Islands on September 22, 2000. We were formed for the purpose of listing our securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. We conducted no operations from the date of our organization until December 2001, other than the pursuit and analysis of suitable business acquisitions. In December 2001, we underwent a reverse acquisition by Global Starlink Group, Ltd , a Cayman Islands company engaged in the business of facilitating commerce between the United States and China. In connection with that transaction, we changed our corporate name to GSL Holdings, Inc.

         In January 2004, the Company established a wholly owned subsidiary named `GSL Investment Management (Shang Hai) Co., Ltd., in Shang Hai, China in order to provide management service for international trade and investment, etc.

         In March 2004, in order to accelerate the establishment of GBPN (Global Business Partnership Network), the Company also established two wholly owned subsidiaries in KunShan, China: 'GSL Industry Development (KunShan) Co., Ltd.' and 'GSL (KunShan) International Purchasing Guarantee Co., Ltd.'

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiaries, Global Starlink Group, Inc., Global Starlink Group (Hong Kong) Limited, GSL (BeiJing)

         Investment Management Consulting Ltd., GSL International Business Port (NanTong) Co., Ltd., GSL (HaiMen) International Business Port Management Co., Ltd., GSL (NanTong) International Business Development Co., Ltd., GSL (HaiMen) International Purchase Guarantee Co., Ltd., GSL (NanTong) Transitional Purchase Guarantee Co., Ltd., GSL (GuangZhou) Credit Guarantee Co., Ltd., GSL Investment Management (Shang Hai) Co., Ltd., GSL Industry Development (KunShan) Co., Ltd. and GSL (KunShan) International Purchasing Guarantee Co., Ltd. All significant intercompany accounts and transactions are eliminated in consolidation. All of the entities are collectively referred to as "the Company".

         Revenue Recognition
         -------------------

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

         Comprehensive Income
         --------------------

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

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out (FIFO) basis. At March 31, 2004, the Company had inventory recorded of $69,530 at cost.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

         For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets.

                           Building                  39 years

                           Building improvement      39 years

                           Machinery and equipment    5 years

                           Office equipment           5 years

                           Furniture and fixtures     7 years

         Fair Value of Financial Instruments
         -----------------------------------

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

         Income Taxes
         ------------

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

         Loss per Share
         --------------

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

         Estimates
         ---------

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

         Certain Risks and Concentrations
         --------------------------------

         Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that $12,918 of allowance is needed at March 31, 2004.

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

         For the quarter ended March 31, 2004, 100% of the Company's net revenues were generated from the hotel operations. In order to minimize the credit risk, the Company maintained $12,918 of allowances for the quarter.

         As of March 31, 2004, the Company maintained net assets of approximately $65,000,000 at its locations in China. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company's operations.

         Reclassification
         ----------------

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

(3)      GOING CONCERN
----------------------

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the quarter ended March 31, 2004, the Company incurred a net loss before income taxes of $1,498,337, mainly due to $211,919 of professional fee, $150,075 of conference fee for marketing and advertising of GBPN, and $285,429 of salaries to employees and $60,000 of deferred salaries to an officer consisting of approximately 42% of total selling, general and administrative expenses. Further, the Company does not have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)      PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment at March 31, 2004 consist of the following:

                  Land                                         $    19,064,890
                  Construction in progress                          25,649,395
                  Building and improvements                         19,750,583
                  Automobile                                           260,110
                  Machinery and equipment                              112,367
                  Office equipment                                      57,823
                  Furniture and fixtures                                29,128
                                                               ----------------
                                                                    64,924,296
                  Less: accumulated depreciation                       123,533
                                                               ----------------
                           TOTAL                               $    64,800,763
                                                               ================

         Depreciation expense was $104,526 for the quarter ended March 31, 2004. In January 2004, the Company entered into a `General Agreement on Project Planning and Operation' with a certain contractor in China, in order to develop commercial docks of Nantong, Beihe and Nanchang. Pursuant to the `Agreement', total turnover of the projects cannot be less than 3 billion yuan ($362,008,428; current exchange rate - 8.28710) in the two-year contracting period from January 3, 2004 to January 2, 2006.

         As of March 31, 2004, the Company paid $13,708,052, capitalized as construction in progress, for management fee, project feasibility analysis and whole operation target valuation, whole project processing fee, whole operation management processing fee, whole programming processing, marketing programming and ichnography design.

(5)      OTHER ASSETS
---------------------

         Security Deposit
         ----------------

         Other assets consist mostly of $3,843 of security deposit resulting from non-cancelable operating leases for office space and $1,823,864 of deferred tax assets.

         In April 2002, the Company entered into non-cancelable operating lease for office space. Security deposit of $5,250 was made in conjunction with the lease.

         In February 2004, due to a maturity of the lease, the Company leased an office space and a promotion premises in Los Angeles. As of the balance sheet date, the lease contract has not been made yet for the lease.

         Income Taxes - Deferred Tax Assets
         ----------------------------------

         The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the quarter ended March 31, 2004:

                  Current tax provision:
                           Federal                                 $         --
                           State                                   $        800
                                                                   -------------
                                                                   $        800
                                                                   -------------

                  Deferred tax (benefit) provision:
                           Federal                                 $   (534,538)
                           State                                   $   (139,780)
                                                                   -------------
                                                                   $   (674,318)
                  Add:  deferred tax assets at Dec. 31, 2003         (1,150,346)
                                                                   -------------

                  Deferred tax assets at March 31, 2004            $ (1,823,864)
                                                                   -------------

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

         As of March 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,200,000. The net operating loss carryforwards may be offset against future taxable income through 2023. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(6)      NOTES PAYABLE - RELATED PARTY
--------------------------------------

         At March 31, 2004, an outstanding borrowing under this advance was $429,000, and total interest accrued for the quarter ended March 31, 2004 was $8,159. Interest is imputed at 8% per annum and is due upon demand.

(7)      ADVANCE DEPOSITS
-------------------------

         As part of the establishment of the GBPN, the Company plans to sell each store premise of trade centers to be built in HaiMen, NanTong, and KunShan of China. At March 31, 2004, the Company recorded $6,017,787 of advance deposits payable for the sale of the store.

(8)      OTHER LIABILITIES
--------------------------

         Other liabilities consist mostly of $4,707,345 of assumed liability (payable to HaiMen Construction Engineering Bureau) for the acquisition of a real property in HaiMen, China, $294,000 of deferred salaries to an officer, and $180,000 of accrued consulting fee.

         The Company incurred $60,000 of deferred salaries, the difference between the stated salaries ($60,000) and the actual compensation ($0), for the services provided by an officer, charged to operations for the quarter ended March 31, 2004. At March 31, 2004, none of the deferred compensation was actually paid.

(9)      COMMITMENTS AND CONTINGENCIES
--------------------------------------

         Litigation
         ----------

         To the Company's knowledge, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(10)     STOCKHOLDERS' EQUITY
-----------------------------

         Common Stock
         ------------

         On January 13, 2004, the Company issued 6,463,415 shares of its common stock at the price of $2.00, totaling $12,926,830, for the purchase of an hotel in Haimen, China.

         In January, 2004, the Company also issued 6,800 and 108,600 common shares at the price of $3.00 (totaling $20,400 and $325,800, respectively) to individuals in China for cash consideration.

         Also, in February 2004, the Company issued 273,496 common shares to 466 individuals in China, at $3.00 per share, totaling $820,488 in exchange for cash.

         In June 2003, the Company sold 6,800 shares (total value: $17,000) of its common stock at the price of $2.50 per share to a certain company in Hong Kong. A share certificate was issued in March 2004.

         In March 2004, the Company entered into an `Asset and Equity Stock Exchange Agreement' with Everbright Development Overseas, Ltd., in order to acquire the usage right of state-owned land located in Kunshan, China. Pursuant to the'Agreement', the Company will issue 4,782,265 shares of its common stock at the price of $5.00 per share (totaling $23,911,325).

         Also, in March 2004, the Company entered into a `Stock Subscription Agreement' with Everbright Development Overseas, Ltd., for operation funds, initial capital fund for the registration of the subsidiaries in China, and property improvement fund. Pursuant to the `Agreement', the Company will issue 3,126,000 common shares at $5.00 per share, totaling $15,630,000. A stock certificate was issued on April 6, 2004. In December 2003, the Company also entered into a `Stock Subscription Agreement' with the Everbright for the issuance of the Company's common stock of 50,000 shares at the price of $4.00, totaling $200,000. A stock certificate was issued on April 1, 2004. For the quarter ended March 31, 2004, in order to procure operations and projects funds in China, the Company entered into `Stock Subscription Agreements' with numerous individuals in China, for the issuance of 1,076,434 of the Company's common stock, at the price of $3.00, totaling $3,229,301. As of March 31, 2004, physical stock certificates have not been issued.

(11)     SUBSEQUENT EVENT
-------------------------

         In April 2004, the Company issued 10,000 shares of its common stock to a consultant for consulting services, pursuant to a `Consultancy Agreement' made on November 12, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's Discussion and Analysis or Plan of Operation section contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004.

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

         All manufacturers and merchants who subscribe to our services will be required to become subscription members. Members will be entitled to full logistical support and credit assurance. We intend to develop revenue from operations primarily through membership fees and transaction based fees on all international trades that take place through our network of services. GSL members will be required to pay an initial membership fee of approximately US$5,000. Each party to a transaction that takes place through our network, both the buyer and seller, will be required to pay us 2% of the gross transaction price. We also intend to develop revenue through the sale or lease of premises at our international trade centers to our members, the provision of ancillary trade services and the operation of our hotel located in HaiMen, Jiansu Province, PRC.

         We expect to begin providing credit assurance services to Chinese merchants and manufacturers in business-to-business transactions taking place within the PRC during the third quarter of 2004. Subject to the completion of our PRC-based Trade Assurance Centers, we expect to commence providing credit assurance services in international transaction in the fourth quarter of 2004.

         During the three months ended March 31, 2004, we generated US$284,689 of revenue, all of which was derived from the operation of our hotel in HaiMen. We incurred a net loss of $825,619 for the same period.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had a working capital deficit of US$1,436,215. However, approximately US$6,017,787 of our current liabilities as of the date consist of advance deposits paid by PRC merchants for the purchase of store premises at our PRC-based Trade Assurance Centers. After backing out the advance deposits, we had working capital as of March 31, 2004 of US$4,581,572.

         Our working capital requirements over the next 12 months will include capital necessary for the development of the initial five Trade Assurance Centers in the PRC and a Trade Assurance Center in Los Angeles. We will also require capital to fund claims made under our credit assurance program. We have established a line of credit in the amount of RMB1 billion with NanTong Commercial Bank for purposes of funding any assurance claims. In addition to our working capital on hand and the existing line of credit, we believe that we will need an additional US$200 million of working capital to fund our proposed plan of operations. We intend to obtain the required capital a combination of bank debt and sales of our equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase our securities. If we are unable to raise the additional US$200 million of working capital, our proposed plan of operations may be adversely affected.

         The report of our independent accountants for the fiscal year ended December 31, 2003 states that due to recurring net losses from operations and the absence of an established source of revenue, there is substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

FORWARD LOOKING STATEMENTS

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

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are described in our 2003 Annual Report on Form 10-KSB. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         In December 2003, we agreed to issue 6,463,415 shares of our common stock to our controlling stockholder, Everbright Development Overseas Limited, in exchange for a hotel, approximately 258,241 square feet in size and valued at US$13,637,231, located in the city of HaiMen, Jiansu Province, PRC. We issued the shares on January 14, 2004. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act"). There was no underwriter involved in this issuance.

         In January and February 2004, we sold 388,896 shares of our common stock to approximately 468 individuals in the PRC, all of whom were members of our GSL trade network, for cash consideration at a price of US$3.00 per share. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in the issuances.

         In June 2003, we agreed to sell 6,800 shares of our common stock to a Hong Kong company for cash consideration at a price of US$2.50 per share. We issued the shares in March 2004. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

         In March 2004, we agreed to issue 4,782,265 shares of our common stock to our controlling stockholder, Everbright Development Overseas Limited, in exchange for land usage rights to state-owned properties located in Kunshan, PRC valued at US$23,911,325. The common shares have not been issued as of the date of this report, but will be issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

         In March 2004, we agreed to issue 3,126,000 shares of our common stock, at a purchase price of US$5.00 per share, to Everbright Development Overseas Limited. The common shares have not been issued as of the date of this report, but will be issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Index to Exhibits
                  -----------------

                  Exhibit 31.1      Section 302 Certification

                  Exhibit 32.1      Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GSL Holdings, Inc.
                                        (Registrant)


Dated:  May 24, 2004                    By:   /S/ LUIS CHANG
                                            ------------------------------------
                                              Luis Chang,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer