Form 10QSB
period 2004-06-30
GSL HOLDINGS INC
filed 2004-09-24
CIK 1075082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                Yes [X]   No [ ]

         As of September 23, 2004, the Company had 41,453,115 shares of its no par value common stock issued and outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         ------
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheet at June 30, 2004.............F-1
Unaudited Condensed Consolidated Statements of Operations for the
   Three-month and Six-month periods ended June 30, 2004 and 2003...........F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
   Six-month periods ended June 30, 2004 and 2003...........................F-4
Notes to Unaudited Condensed Consolidated Financial Statements..............F-5

GSL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)
-------------------------------------------------------------------------------

                                     ASSETS

                                                                  JUNE 30, 2004
                                                                  --------------

CURRENT ASSETS

     Cash and cash equivalents                                    $   7,188,085
     Accounts receivable, net of allowance for doubtful
         accounts of $14,610                                             76,928
     Inventories                                                         54,039
     Prepayments and other current assets (NOTE 4)                    2,357,863
                                                                  --------------
            Total current assets
                                                                      9,676,915

PROPERTY AND EQUIPMENT, NET (NOTE 5)                                 96,276,709

OTHER ASSETS (NOTE 6)                                                    91,327
                                                                  --------------
            TOTAL ASSETS
                                                                  $ 106,044,951
                                                                  ==============

                              CURRENT LIABILITIES

     Accounts payable, trade                                      $      85,115
     Notes payable - related party (NOTE 7)                             429,000
     Deferred revenue                                                    10,000
     Advance deposits (NOTE 8)                                       10,482,328
     Accrued expenses and other liabilities (NOTE 9)                  6,011,259
                                                                  --------------

            Total current liabilities                                17,017,702

LONG-TERM LIABILITIES                                                        --
                                                                  --------------

            Total long-term liabilities                                      --
                                                                  --------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY

     Common stock, no par value;
         Authorized 1,000,000,000 shares;
         41,450,115 shares issued and outstanding                    88,239,118
     Stock subscriptions (NOTE 11)                                    6,129,301
     Accumulated other comprehensive income (loss)                      (45,387)
     Accumulated deficits                                            (5,295,783)
                                                                  --------------
            Total stockholders' equities                             89,027,249
                                                                  --------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITIES      $ 106,044,951
                                                                  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                        Three months       Six months       Three months       Six months
                                                       June 30, 2004     June 30, 2004     June 30, 2003     June 30, 2003
                                                       -------------     -------------     -------------     -------------

NET SALES                                              $    289,184      $    573,873      $         --      $     34,499

COST OF SALES                                                93,224           183,581                --                --
                                                       -------------     -------------     -------------     -------------

          GROSS PROFIT                                      195,960           390,292                --            34,499


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,686,024         3,380,388           141,970           360,901
                                                       -------------     -------------     -------------     -------------

          OPERATING INCOME (LOSS)                        (1,490,064)       (2,990,096)         (141,970)         (326,402)
                                                       -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE)

   Interest income and other income                         311,829           321,743                 1                 1
   Interest expense and other expense                       (11,289)          (19,508)           (5,908)          (11,536)
                                                       -------------     -------------     -------------     -------------

        Total other income (expense)                        300,540           302,235            (5,907)          (11,535)
                                                       -------------     -------------     -------------     -------------

          INCOME (LOSS) BEFORE INCOME TAXES              (1,189,524)       (2,687,861)         (147,877)         (337,937)

DEFERRED TAX BENEFITS (NOTE 6)                           (1,150,346)       (1,150,346)           64,639           144,472

PROVISION FOR INCOME TAXES                                       --              (800)               --              (800)
                                                       -------------     -------------     -------------     -------------

          NET INCOME (LOSS)                              (2,339,870)       (3,839,007)          (83,238)         (194,265)
                                                       -------------     -------------     -------------     -------------

Other Comprehensive income (loss)

   Foreign currency translation adjustment                    9,012           (53,206)               --                --
                                                       -------------     -------------     -------------     -------------

          Comprehensive income (loss)                  $ (2,330,858)     $ (3,892,213)     $    (83,238)     $   (194,265)
                                                       =============     =============     =============     =============


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE     $      (0.07)     $      (0.10)     $      (0.01)     $      (0.02)
                                                       =============     =============     =============     =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 35,945,292        39,352,508         8,833,856         8,785,425
                                                       =============     =============     =============     =============

                 The accompanying notes are an integral part of these consolidated financial statements.


                                                            F-2


GSL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, (UNAUDITED)
------------------------------------------------------------------------------------------
                                                               2004              2003
                                                           -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (3,839,007)     $   (194,265)
                                                           -------------     -------------
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Depreciation                                                    415,954               262
Amortization of deferred consulting fees                             --            36,432
Provision for bad debts                                           4,160                --
Common stock issued for consulting services                          --            50,000
Common stock issued for exercise of options                          --            46,530
(Increase) decrease in
 Accounts receivable                                            (78,224)               --
 Inventories                                                    (54,039)               --
 Prepayments and other current assets                         8,404,766            (2,550)
 Prepaid security deposits - other assets                       (85,674)            3,118
 Deferred tax assets - other assets                           1,150,346          (144,472)
 Accounts payable, trade                                         63,776                --
 Advance deposits                                             8,034,752                --
 Accrued expenses and other liabilities                      (8,031,460)          202,775

                                                           ------------      ------------
Total adjustments                                             9,824,357           192,095

Net cash provided by (used in) operating activities           5,985,350            (2,170)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                       (39,087,332)               --
                                                           -------------     -------------

Net cash provided by (used in) investing activities         (39,087,332)               --

CASH FLOW FROM FINANCING ACTIVITIES:
           Repayment of note payable                                 --           (30,000)
           Proceeds from notes payable - related party               --            38,000
           Proceeds from issuance of common stock            29,915,518                --
           Increase in stock subscriptions                    6,129,301                --
                                                           -------------     -------------

Net cash provided by (used in) financing activities          36,044,819             8,000
                                                           -------------     -------------

CUMULATIVE TRANSLATION ADJUSTMENT                                  (565)               --

Net increase in cash and cash equivalents                     2,942,837             5,830

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              4,245,813             2,317
                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  7,188,085      $      8,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
       Interest paid                                       $         --      $         --
                                                           =============     =============

       Income tax                                          $         --      $         --
                                                           =============     =============



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In March 2004, the Company entered into an `Asset and Equity Stock Exchange Agreement' to acquire the usage right of land located in KunShan, China. On May 7, 2004, pursuant to the 'Agreement', the Company issued 4,782,265 shares of its common stock at the price of $5.00 per share



  The accompanying notes are an integral part of these consolidated financial statements.

GSL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

(1)      ORGANIZATION AND LINE OF BUSINESS
------------------------------------------

         GSL Holdings, Inc. (the "Company"), formerly known as Bethurum Laboratories, Inc., was incorporated under the laws of the British Virgin Islands on September 22, 2000. We were formed for the purpose of listing our securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. We conducted no operations from the date of our organization until December 2001, other than the pursuit and analysis of suitable business acquisitions. In December 2001, we underwent a reverse acquisition by Global Starlink Group, Ltd., a Cayman Islands company engaged in the business of facilitating commerce between the United States and China. In connection with that transaction, we changed our corporate name to GSL Holdings, Inc.

         In January 2004, the Company established a wholly owned subsidiary named `GSL Investment Management (ShangHai) Co., Ltd., in ShangHai, China in order to provide management service for international trade and investment, etc.

         In February 2004, the Company established three wholly owned subsidiaries named 'GSL (JiuJiang) Credit Assurance Co., Ltd.', 'GSL (NingBo) Credit Assurance Co., Ltd.' and 'GSL (HangZhou) Transitional Purchase Assurance Co., Ltd.', in JiuJiang, NingBo and HangZhou, China, respectively. These are to provide Assurance for purchasing real estate, loan, credit, contract, quality, payment, service, international trade and investment etc.

         In February 2004, in order to accelerate the establishment of Global Business Partnership Network ("GBPN"), the Company established two wholly owned subsidiaries in HeiHe, China: 'GSL (HeiHe) International Business Port Co., Ltd.' and 'GSL (HeiHe) Credit Assurance Co., Ltd.'

         In March 2004, the Company also established two wholly owned subsidiaries in KunShan, China: 'GSL Industry Development (KunShan) Co., Ltd.' and 'GSL (KunShan) International Purchasing Assurance Co., Ltd.'

         In April 2004, the Company also established a wholly owned subsidiary named 'GSL (BeiJing) Development Co., Ltd.' in BeiJing, China to provide management Service for international trade and investment, etc.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the Six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of GSL Holdings, Inc. and its wholly owned subsidiaries, Global Starlink Group, Inc., Global Starlink Group (Hong Kong) Limited, GSL (BeiJing) Investment Management Consulting Ltd., GSL International Business Port (NanTong) Co., Ltd., GSL (HaiMen) International Business Port Management Co., Ltd., GSL (NanTong) International Business Development Co., Ltd., GSL (HaiMen) International Purchase Assurance Co., Ltd., GSL (NanTong) Transitional Purchase Assurance Co., Ltd., GSL (GuangZhou) Credit Assurance Co., Ltd., GSL Investment Management (ShangHai) Co., Ltd., GSL Industry Development (KunShan) Co., Ltd., GSL (KunShan) International Purchasing Assurance Co., Ltd., GSL (JiuJiang) Credit Assurance Co., Ltd., GSL (NingBo) Credit Assurance Co., Ltd., GSL (HangZhou) Transitional Purchase Assurance Co., Ltd., GSL (BeiJing) Development Co., Ltd., GSL (HeiHe) International Business Port Co., Ltd. and GSL (HeiHe) Credit Assurance Co., Ltd. All significant intercompany accounts and transactions are eliminated in consolidation. All of the entities are collectively referred to as "the Company".

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

         Inventories
         -----------

         Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out ("FIFO") basis. At June 30, 2004, the Company had inventory recorded of $54,039 at cost.

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

                           Land                      50 years

                           Building                  39 years

                           Building improvements     39 years

                           Machinery and equipment    5 years

                           Office equipment           5 years

                           Furniture and fixtures     7 years

         Fair Value of Financial Instruments
         -----------------------------------

         The Company measures its financial assets and liabilities in Accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, notes payable, deferred revenue and accrued expenses approximate fair value due to their short-term maturities of these instruments.

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".

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

         Certain Risks and Concentrations
         --------------------------------

         Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that $14,160 of allowance is needed at June 30, 2004.

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

         For the Six-month periods ended June 30, 2004, 100% of the Company's net revenues were generated from the hotel operations. In order to minimize the credit risk, the Company maintained $14,160 of allowances for the period.

         As of June 30, 2004, the Company maintained net assets of approximately $89,000,000 at its locations in China. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company's operations.

         Reclassification
         ----------------

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

(3)      GOING CONCERN
----------------------

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, for the Six-month periods ended June 30, 2004, the Company incurred a net loss before income taxes of $2,687,861 , mainly due to $522,371 of conference and promotion fee for marketing and advertising of GBPN, and $613,255 of salaries to employees and $120,000 of deferred salaries to an officer consisting of approximately 47% of total selling, general and administrative expenses. Further, the Company does not have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)      PREPAYMENTS AND OTHER CURRENT ASSETS
---------------------------------------------

         Including the prepayments and other current assets, there is a prepayment to a municipal government in China for acquiring a land in HeiHe, China, amounted to approximately $1,208,182.

(5)      PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment at June 30, 2004 consist of the following:


                  Land                                         $    42,976,215
                  Construction in progress                          32,854,833
                  Building and improvements                         20,306,023
                  Automobile                                           314,492
                  Machinery and equipment                              112,512
                  Office equipment                                     115,234
                  Furniture and fixtures                                32,361
                                                               ----------------
                                                                    96,711,670
                  Less: accumulated depreciation                       434,961
                                                               ----------------
                           TOTAL                               $    96,276,709
                                                               ================

         Depreciation expense was $415,954 for the Six-month periods ended June 30, 2004. In January 2004, the Company entered into a `General Agreement on Project Planning and Operation' with a certain contractor in China, in order to develop commercial docks of NanTong, HeiHe and KunShan. Pursuant to the `Agreement', total turnover of the projects cannot be less than 3 billion yuan ($362,454,542; current exchange rate
         - 8.2769) in the two-year contracting period from January 3, 2004 to January 2, 2006.

         As of June 30, 2004, the Company paid $29,389,348, capitalized as construction in progress, for management fee, project feasibility analysis and whole operation target valuation, whole project processing fee, whole operation management processing fee, whole programming processing, marketing programming and ichnography design.

(6)      OTHER ASSETS
---------------------

         Other assets consist of $91,327 of security deposit resulting from non-cancelable operating leases for office space and nil of deferred tax assets.


         Security Deposit
         ----------------

         During the second quarter of 2004, the Company entered into various operating leases for office premises in China. In February 2004, due to a maturity of the lease, the Company leased an office space and a promotion premises in Los Angeles. As of the balance sheet date, the lease contract has not been made yet for the lease.

         Income Taxes - Deferred Tax Assets
         ----------------------------------

         The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the Six-month periods ended June 30, 2004:

                  Current tax provision:
                           Federal                                 $         --
                           State                                   $        800
                                                                   -------------
                                                                   $        800
                                                                   -------------

                  Deferred tax (benefit) provision:
                           Federal                                 $   (911,539)
                           State                                   $   (237,800)
                                                                   -------------
                                                                   $ (1,149,339)
                  Add:  deferred tax assets at Dec. 31, 2003         (1,150,346)
                                                                   -------------

                  Deferred tax assets at June 30, 2004             $ (2,299,685)
                                                                   -------------

                  Less: valuation allowance                        $  2,299,685
                                                                   -------------

                     Net deferred tax assets at June 30, 2004      $         --
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

         As of June 30, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $5,400,000. The net operating loss carryforwards may be offset against future taxable income through 2023. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. A full valuation allowance is provided in the financial statements in respect of the tax loss carry forwards as it is not certain that the tax loss will be fully realized in the foreseeable future.

(7)      NOTES PAYABLE - RELATED PARTY
--------------------------------------

         At June 30, 2004, an outstanding borrowing under this advance was $429,000, and total interest accrued for the Six-month periods ended June 30, 2004 was $19,360. Interest is imputed at 8% per annum and is due upon demand.

(8)      ADVANCE DEPOSITS
-------------------------

         As part of the establishment of the GBPN, the Company plans to sell each store premise of trade centers to be built in HaiMen, NanTong, and KunShan of China. At June 30, 2004, the Company recorded $10,482,328 of advance deposits payable for the sale of the store.

(9)      OTHER LIABILITIES
--------------------------

         Other liabilities consist mostly of $4,711,909 of assumed liability (payable to HaiMen Construction Engineering Bureau) for the Acquisition of a real property in HaiMen, China, $354,000 of deferred salaries to an officer, and $216,000 of accrued consulting fee.

         The Company incurred $120,000 of deferred salaries, the difference between the stated salaries ($120,000) and the actual compensation ($0), for the services provided by an officer, charged to operations for the Six-month periods ended June 30, 2004. At June 30, 2004, none of the deferred compensation was actually paid.

(10)     COMMITMENTS AND CONTINGENCIES
--------------------------------------

         Litigation
         ----------

         To the Company's knowledge, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

         Operating leases
         ----------------

         As of June 30, 2004, the minimum lease payments for office and residential premises under operating leases and expenses in 2004 were as follows:

         Year ending December 31:

         2004                               $ 400,166
         2005                                 421,525
         2006                                 112,800
                                            ----------
                                            $ 934,491
                                            ----------

         Rental expenses for the Six-month periods ended June 30, 2004 was $125,687.

(11)     STOCKHOLDERS' EQUITY
-----------------------------

         Common Stock
         ------------

         On January 13, 2004, the Company issued 6,463,415 shares of its common stock at the price of $2.00, totaling $12,926,830, for the purchase of a hotel in HaiMen, China.

         In January 2004, the Company also issued 6,800 and 108,600 shares common stock at the price of $3.00 (totaling $20,400 and $325,800, respectively) to individuals in China for cash consideration.

         Also, in February 2004, the Company issued 273,496 shares of common stock to 466 individuals in China, at $3.00 per share, totaling $820,488 in exchange for cash.

         In June 2003, the Company sold 6,800 shares (total value: $17,000) of its common stock at the price of $2.50 per share to a certain company in Hong Kong. A share certificate was issued in March 2004.

         In March 2004, the Company entered into an `Asset and Equity Stock Exchange Agreement' with Everbright Development Overseas, Ltd. (Everbright), in order to acquire the usage right of state-owned land located in KunShan, China. On May 7, 2004, pursuant to the 'Agreement', the Company issued 4,782,265 shares of its common stock at the price of $5.00 per share (totaling $23,911,325).

         Pursuant to a `Stock Subscription Agreement' entered into in March 2004, with Everbright, for operation funds, initial capital fund for the registration of the subsidiaries in China, and property improvement fund. On April 6, 2004, pursuant to the 'Stock Subscription Agreement', the Company issue 3,126,000 shares of common stock at $5.00 per share, totaling $15,630,000.

         In December 2003, the Company also entered into a `Stock Subscription Agreement' with Everbright for the issuance of the Company's common stock of 50,000 shares at the price of $4.00, totaling $200,000. A stock certificate was issued on April 1, 2004.

         In April 2004, the Company issued 10,000 shares of its common stock at $2.50 per share, totaling $25,000 to a consultant for his consulting Services rendered. In April 2004, the Company cancelled 10,000 shares of its common stock Issued. In October 2002, due to cancellation of the contract with an entity.

         For the quarter ended March 31, 2004, in order to procure operations and projects funds in China, the Company entered into `Stock Subscription Agreements' with numerous individuals in China, for the issuance of 1,076,434 of the Company's common stock, at the price of $3.00, totaling $3,229,301. As of June 30, 2004, physical stock certificates have not been issued.

         In April 2004, the Company entered into a 'Stock Subscription Agreement' with Everbright for its operation fund. Pursuant to the `Agreement', the Company will issue 20,000 shares of common stock at $5.00 per share, totaling $100,000. As of June 30, 2004, a stock certificate has not been issued.

         In June 2004, the Company also entered into a 'Stock Subscription Agreement' with Everbright for a capital fund for a subsidiary in China and its operation funds in USA. Pursuant to the `Agreement', the Company will issue 510,000 shares and 50,000 shares of common stock at $5.00 per share, totaling $2,550,000 and $250,000, respectively. As of June 30, 2004, stock certificates have not been issued.

(12)     SUBSEQUENT EVENT
--------------------------

         In July and August 2004, the Company resolved to issue 3,000 shares ($5.00 per share, Totaling $15,000) of its common stock to an officer for compensation purposes, pursuant to an 'Employment Agreement' dated on April 6, 2004. On July 6, 2004, July 16, 2004 and August 25, 2004,
         stock certificates have been issued.

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

         All manufacturers and merchants who subscribe to our services will be required to become subscription members. Members will be entitled to full logistical support and credit assurance. We intend to develop revenue from operations primarily through membership fees and transaction based fees on all international trades that take place through our network of services. GSL members will be required to pay an initial membership fee of approximately US$5,000. Each party to a transaction that takes place through our network, both the buyer and seller, will be required to pay us 2% of the gross transaction price. We also intend to develop revenue through the sale or lease of premises at our international trade centers to our members, the provision of ancillary trade services and the operation of our hotel located in HaiMen, JiangSu Province, PRC.

         We expect to begin providing credit assurance services to Chinese merchants and manufacturers in business-to-business transactions taking place within the PRC during the fourth quarter of 2004. Subject to the completion of our PRC-based Trade Assurance Centers, we expect to commence providing credit assurance services in international transaction in the first quarter of 2005.

         During the Six-month periods ended June 30, 2004, we generated $573,873 of revenue, all of which was derived from the operation of our hotel in HaiMen. We incurred a net loss of $3,839,007 for the same period.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had a working capital deficit of $7,340,787. However, approximately $10,482,328 of our current liabilities as of the date consist of advance deposits paid by PRC merchants for the purchase of store premises at our PRC-based Trade Assurance Centers. After backing out the advance deposits, we had working capital as of June 30, 2004 of $3,141,541.

         Our working capital requirements over the next 12 months will include capital necessary for the development of the initial five Trade Assurance Centers in the PRC and a Trade Assurance Center in Los Angeles. We will also require capital to fund claims made under our credit assurance program. We have established a line of credit in the amount of RMB1 billion with NanTong Commercial Bank for purposes of funding any assurance claims. In addition to our working capital on hand and the existing line of credit, we believe that we will need an additional $200 million of working capital to fund our proposed plan of operations. We intend to obtain the required capital a combination of bank debt and sales of our equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase our securities. If we are unable to raise the additional $200 million of working capital, our proposed plan of operations may be adversely affected.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         In December 2003, we agreed to issue 50,000 shares of our common stock, at a purchase price of $4.00 per share, to Everbright. The common shares have been issued on April 1, 2004. The common shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

         In April 2004, the Company issued 10,000 shares of its common stock at $2.50 per share, totaling $25,000 to a consultant for his consulting services rendered. The common shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

         For the quarter ended March 31, 2004, in order to procure operations and projects funds in China, the Company entered into `Stock Subscription Agreements' with numerous individuals in China, for the issuance of 1,076,434 of the Company's common stock, at the price of $3.00, totaling $3,229,301. As of June 30, 2004, physical stock certificates have not been issued, however, the common shares will be issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

         In April and June 2004, we agreed to issue 580,000 shares of common stock, at a purchase price of $5.00 per share, to Everbright. The common shares have not been issued as of the date of the report, but will be issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Index to Exhibits
                  -----------------

                  Exhibit 31.1      Section 302 Certification

                  Exhibit 32.1      Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Current Report on Form 8-K dated June 23, 2004 to report the engagement of Deloitte Touche Tohmatsu as independent accountants to the Company.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GSL Holdings, Inc.
                                             (Registrant)


Dated:  September 23, 2004                   By:   /S/ LUIS CHANG
                                                -------------------------------
                                             Luis Chang,
                                             President, Chief Executive Officer
                                               and Chief Financial Officer